Form 10-Q
period 2010-06-30
Golden Growers Cooperative
filed 2010-08-16
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

Commission file number:  000-53957

Golden Growers Cooperative

(Exact name of registrant as specified in its charter)

Minnesota	27-1312571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 Roberts Street North, Suite 111

Fargo, ND 58102

(Address of principal executive offices)

Telephone Number 701-281-0468

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  YES ☐  NO ☒

Indicate the number of units outstanding of each of the issuer’s classes of units, as of the latest practicable date.

As of August 13, 2010 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Six Months and Three Months Ended February 28, 2010 and 2009	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4T. Controls and Procedures	13

PART II. OTHER INFORMATION	14

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Removed and Reserved	14

Item 5. Other Information	14

Item 6. Exhibits	15

SIGNATURES	17

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

JUNE 30, 2010 AND 2009

(In Thousands, Except Per Share Amounts)

	2010	2009
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$662	$83
Short-Term Investments	213	4,080
Accounts Receivable	—	—
Prepaid Expenses	—	1

Total Current Assets	875	4,164

FURNITURE AND EQUIPMENT, net	10	4

Investment in ProGold Limited Liability Company	51,491	55,607

Total Assets	$52,376	$59,775

LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES
Accounts Payable	$48	$81
Accrued Liabilities	10	6

Total Current Liabilities	58	87

Members’ Equity:
Members’ Equity
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2010	52,318	—
Common Stock
Class A Membership Stock, Voting, $150 Par Value Authorized 5,000 Shares; 1,633 Shares Issued and Outstanding as of June 30, 2009	—	245
Class B Equity Stock, Non-Voting, $3.45 Par Value, Authorized 60,000,000 Shares, 15,458,987 Shares Issued and Outstanding as of June 30, 2009	—	53,334
Additional Paid in Capital	—	2,687
Retained Earnings	—	3,422

Total Members’ Equity	52,318	59,688

Total Liabilities and Members’ Equity	$52,376	$59,775

See Accountant’s Review Report and Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED AND THE THREE MONTH PERIODS ENDED

JUNE 30, 2010 AND 2009

(In Thousands, Except Per Share Amounts)

	FOR THE 3 MONTHS ENDED JUNE 30,		FOR THE 6 MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

Net Corn (Expense)	$(31)	$(20)	$(77)	$(40)
Net Income from ProGold Limited Liability Company	1,699	1,631	3,259	2,819
General & Administrative Expenses	(215)	(320)	(461)	(484)

Net Income from Operations	1,453	1,291	2,721	2,295

Interest Income	11	5	21	15

Net Income Before Income Tax	1,464	1,296	2,742	2,310

Income Tax Provision	—	—	—	—

Net Income	$1,464	$1,296	$2,742	$2,310

Weighted Average Number of Shares/Units Issued and Outstanding	15,490,480	15,458,987	15,479,982	15,458,987

Earnings per Share/Membership Unit Primary and Fully Diluted	$0.09	$0.08	$0.18	$0.15

See Accountant’s Review Report and Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF MEMBERS’ EQUITY

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

(In Thousands, Except Per Share Amounts)

			Additional			Annual
	Class A	Class B	Paid-in	Retained	Members’	Comprehensive
	Stock	Stock	Capital	Earnings	Equity	Income

BALANCE, DECEMBER 31, 2008	$247	$53,334	$2,687	$7,459	$63,727	$—
Net income	—	—	—	2,310	2,310	2,310
Member distributions	—	—	—	(6,347)	(6,347)	—
Redemption of stock	(2)	—	—	—	(2)	—

BALANCE, JUNE 30, 2009	$245	$53,334	$2,687	$3,422	$59,688	$2,310

BALANCE, DECEMBER 31, 2009	$—	$—	$—	$—	$57,179	$—
Net income	—	—	—	—	2,742	2,742
Issuance of membership units	—	—	—	—	141	—
Member distributions	—	—	—	—	(7,744)	—

BALANCE, JUNE 30, 2010	$—	$—	$—	$—	$52,318	$2,742

See Accountant’s Review Report and Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

(In Thousands, Except Per Share Amounts)

	FOR THE 6 MONTHS
	ENDED JUNE 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,742	$2,310
Net (Income) from ProGold Limited Liability Company	(3,259)	(2,819)
Depreciation	2	—
Changes in Assets and Liabilities
Accounts Receivable	22	51
Accounts Payable	46	24
Accrued Liabilities	45	(150)

Net Cash Used in Operating Activities	(402)	(584)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Short-Term Investments	101	1,935
Distribution received from ProGold LLC	5,414	5,081

Net Cash Provided by Investing Activities	5,515	7,016

CASH FLOWS FROM FINANCING ACTIVITIES
Net Redemptions of Stock	—	(2)
Member distributions paid	(7,744)	(6,347)

Net Cash Used in Financing Activities	(7,744)	(6,349)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,631)	83

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,293	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$662	$83

CASH PAID FOR INCOME TAXES	$—	$—

Non Cash Financing Activity
Issuance of Membership Units in Satisfaction of Deferred Compensation Obligation	$141	$—

See Accountant’s Review Report and Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 1 — NATURE OF OPERATIONS

Organization - Golden Growers Cooperative was initially organized as a North Dakota member-owned cooperative incorporated on January 19, 1994 (GG-ND).  GG-ND and two other partners, one of whom was American Crystal Sugar Company (“ACSC”) entered into a joint venture that formed ProGold Limited Liability Company, a Minnesota limited liability company (“ProGold”) which designed and constructed a corn wet-milling facility in Wahpeton, North Dakota (the “Facility”).  Under the joint venture, GG-ND (and indirectly its members) had the right and obligation to deliver corn to be processed at the Facility.  After it was constructed and operated briefly by its members, the Facility was leased to Cargill Incorporated (“Cargill”) who continues to operate the Facility under a lease that runs through December 31, 2017.  Golden Growers Cooperative and ACSC are the current members of ProGold, with Golden Growers Cooperative holding a 49% interest and ACSC holding the remaining 51% interest.

On July 29, 2009 GG-ND formed a wholly owned cooperative subsidiary in the state of Minnesota (GG-MN), organized under Minnesota Statutes chapter 308A, solely for the purpose of reincorporating into the state of Minnesota.  On September 1, 2009, GG-ND merged into GG-MN and reincorporated into the state of Minnesota.  Immediately after the merger, GG-MN statutorily converted into a cooperative association governed under Minnesota Statutes 308B.  As a result of its reincorporation and reorganization Golden Growers — North Dakota, a North Dakota cooperative association historically taxed as a tax-exempt cooperative under Subchapter T of the Internal Revenue Code, became Golden Growers Cooperative, a Minnesota cooperative association governed by Minnesota Statutes chapter 308B as a cooperative for state law purposes but taxed as a partnership under Subchapter K of the Internal Review Code for tax purposes.  Golden Growers Cooperative succeeded to the business of Golden Growers — North Dakota and except for changes to the structure and operations as a result of the reincorporation and statutory conversion, continues to operate the business of Golden Growers — North Dakota.

As part of the Conversion, GG-ND’s members exchanged their shares of Class A Common Voting Membership Stock and Class B Non-Voting Equity Stock for identical and equal shares of such stock in GG-MN.  Each member’s single share of Class A Common Voting Membership Stock was redeemed for $150 and each member received membership units in GG-MN equal to the number of shares of Class B Non-Voting Equity Stock each member held in GG-ND prior to the Merger.

Prior to September 1, 2009, ownership of membership stock, which signified membership in the cooperative, was restricted to producers of agricultural products.  The ownership of equity stock was restricted to members of the cooperative.  Preferred stock could be held by persons who were not members of the cooperative.  At August 31, 2009, 2008 and 2007, the Cooperative had 10,000 shares of non-voting, $1,000 par-value preferred stock authorized, of which none were issued or outstanding.  Equity requirements, as determined by the board of directors, could be retained from amounts due to patrons and credited to members’ equity in the form of unit retains or allocated patronage.

The Cooperative reserved the right to acquire any of its stock offered for sale and the right to recall the stock of any member.  In the event this right was exercised, the consideration paid for such stock was 25% of its book value.

Beginning September 1, 2009, ownership of membership units is available to any person or entity residing in the Unites States of America.  Net proceeds or losses will be allocated to members on the basis of their patronage of the cooperative.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

In connection with the Conversion, the Cooperative changed its fiscal year end to December 31.  The results of operations for the six month periods ended June 30, 2010 are not necessarily indicative of results that may be achieved in a twelve month period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments — The Cooperative’s investment securities are held to maturity and recorded at amortized cost.  The cooperative’s investment in ProGold is recorded at historical cost plus its pro-rata share of ProGold’s net income and additional paid-in capital less distributions received from ProGold.  Unrealized gains or losses are recorded in accumulated other comprehensive income within members’ equity.  Gains and losses are determined using the specific identification method.

Cash and Cash Equivalents — The Cooperative considers all demand accounts to be cash equivalents and overnight sweep accounts.  Cash equivalents do not include money market accounts maintained by the Cooperative’s investment managers.  Cash equivalents do not include any investment with a stated maturity date, regardless of the term to maturity.

Income Taxes — Beginning September 1, 2009, Golden Growers Cooperative is taxed as a limited liability company under Subchapter K of the Internal Revenue Code.  As such, the Cooperative will generally not be subject to income taxes.  Instead, net income will be reported by its members who will be responsible for any income taxes which may be due.  Prior to September 1, 2009, Golden Growers Cooperative was an exempt cooperative for federal income tax purposes.  As such, the cooperative was generally not subject to income taxes.  Instead, net proceeds were allocated to the cooperative’s patrons who were responsible for any income taxes which may have been due.

Property and Equipment — Property and equipment are stated at cost.  Depreciation on assets placed in service is provided using the straight-line method over estimated useful lives ranging from 5 to 10 years.

Accounting Estimates — The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition — The Cooperative recognizes corn revenue in the amount equal to what Cargill pays  the Cooperative’s members for corn. The Cooperative recognized corn expense based upon the amount determined by the Cooperative’s board of directors to be paid to its members.  The difference between corn revenue and corn expense is reflected as Net Corn Expense in the accompanying statements of operations.  During 2009, 2008, and 2007 the board determined that the corn procurement cost was equal to the amount paid by Cargill to the Cooperative for corn resulting in Net Corn Expense in the accompanying statements of operations for each year. Additionally, the Cooperative recognized corn expense for fees paid to Cargill in connection with corn procurement services.

Starting on January 1, 2010, the board will no longer determine the corn procurement costs.  The Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B, or a combination of both.  Under Method A, a member is required to physically deliver corn to the cooperative and under Method B, a member appoints the cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf.  For an annual fee of $92,000, paid quarterly, the Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B.  The price per bushel paid to the member who elects to deliver corn using Method B is equal to the price per bushel paid by Cargill to acquire the corn as the Cooperative’s agent.  Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery.  The Cooperative pays members who deliver corn under Method A an incentive payment of $.05 per bushel while members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf.  The board has the discretion to change the incentive fee and the agency fee based on the Cooperative’s corn delivery needs.  Taken together, the incentive fee and agency fee will determine of Net Corn Expense of the Cooperative.

With respect to all Method A corn that is delivered, Cargill pays the aggregate purchase price for corn purchased from the Cooperative’s members to the Cooperative, and then, on the Cooperative’s behalf, makes individual payments for corn directly to its members.  If a Method A member fails to fully satisfy the corn delivery requirement, Cargill purchases

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

replacement corn for which the Cooperative reimburses Cargill the amount by which the underlying contracted corn price is less than the price of buying the replacement corn that was due on the delivery date.  The Method A member who fails to deliver corn is then invoiced by the Cooperative for the price of the corn.

Based on the volume of corn that is to be delivered by its members using Method A, Cargill then purchases the remainder of the corn to be delivered by the Cooperative on behalf of its Method B delivering members.  Because Cargill purchases the corn on the Cooperative’s behalf for Method B delivering members, the purchase price for the corn that would be paid to the Cooperative’s members if they actually delivered the corn offsets against the payment to be made by the Cooperative to Cargill for the cost to purchase the corn, thus no payment is made from Cargill to the Cooperative for corn delivered using Method B and it is no longer a factor in the calculation of Net Corn Expense.

Concentrations — Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (FDIC) limits.  At June 30, 2010, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $625,000.

Fair Value Measurements — The Cooperative has determined the fair value of certain assets and liabilities in accordance with the provisions of Accounting Standards Codification (ASC) 820-10, which provides a framework for measuring fair value under generally accepted accounting principles.

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820-10 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.  ASC 820-10 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the related asset or liability.  Level 3 inputs are unobservable inputs related to the asset or liability.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 3 — PROGOLD LLC

The Cooperative has a 49% ownership interest in ProGold LLC.  Following is summary financial information for ProGold LLC as of June 30, 2010 and 2009 and for the six month periods then ended:

(In Thousands)	2010	2009

Current Assets	$170	$177
Long-Term Assets	107,914	116,711

Total Assets	$108,084	$116,888

Current Liabilities	$401	$404
Long-Term Liabilities	2,600	3,000

Total Liabilities	3,001	3,404

Members’ Equity	105,083	113,484

Total Liabilities and Members’ Equity	$108,084	$116,888

Rent Revenue on Operating Lease	$12,344	$11,597
Expenses	5,693	5,843

Net Income	$6,651	$5,754

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.

The Cooperative’s investments held to maturity are as follows as of June 30, 2010 and June 30, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010:
Money Market & CD’s	$213	$—	$—	$213

June 30, 2009:
Money Market & CD’s	$4,080	$—	$—	$4,080

NOTE 5 — INCOME TAXES

During the period ended December 31, 2009, the Cooperative adopted the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.  The implementation of this standard had no impact on the financial statements.

The Cooperative had no unrecognized tax benefits on June 30, 2010.  No interest or penalties are recognized in the statements of operations or in the balance sheets.  The Cooperative is no longer subject to U.S. Federal and State income tax examinations by tax authorities for fiscal years 2005 and earlier.

The Cooperative recognized income tax expense totaling $0 for the periods ended June 30, 2010 and 2009.  In connection with the Conversion, the Cooperative realized $35 million of regular tax net operating loss carryforwards, and has no regular tax net operating loss carryforwards as of June 30, 2010.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — The Company sponsors a defined benefit pension plan for employees that meet eligibility requirements of age and length of service.  Presently, two employees are eligible to participate in the plan.  The plan provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.  During the six month periods ended June 30, 2010 and 2009 the pension expenses were $15,000 and $10,980 respectively.  The plan and related disclosures are not considered material to the Cooperative’s financial statements.

401(k) Plan - The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements.  The cooperative’s contributions to the plan totaled $3,479 and $3,479 for the periods ended June 30, 2010 and 2009 respectively.

Deferred Compensation Plan — During the period ended June 30, 2010, the Cooperative terminated its non-qualified deferred compensation plan with a key employee.  In connection therewith, the Cooperative issued 31,493 membership units to the key employee.  The cooperative recognized expenses totaling $36,030 and $0 for the periods ended June 30, 2010 and 2009 respectively.

NOTE 7 — SUBSEQUENT EVENTS

Management has reviewed subsequent events through July 29, 2010, the date to which the financial statements were available to be issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Six Months and Three Months Ended February 28, 2010 and 2009

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated.  See the discussion of “Risk Factors” in the Cooperative’s Registration Statement on Form 10.

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,623 corn growers in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold, a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold leases its corn wet milling facility to Cargill Incorporated who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving us the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.

Ownership of our membership units requires our members to deliver corn for processing in proportion to the number of units they hold.  A member is required to deliver one bushel of corn for each of our units held by the member.  Currently 15,490,480 of our units are issued and outstanding.  Income and losses are allocated to our members based on the volume of corn they deliver.  Subject to certain limitations, as long as a member patronizes the Cooperative by delivering corn equal to the number of units held by the member, the member will be allocated a corresponding portion of our income.  In this way, we continue to operate on a cooperative basis.

To hold our units a member is required to execute a Uniform Member Agreement that obligates the member to deliver corn to us and an Annual Delivery Agreement by which each member annually elects the method the member would like to use to deliver corn — either Method A or Method B, or a combination of both.  Under Method A, a member is required to physically deliver corn to us either at the facility or another location reasonably designated by us.  Under Method B, a member appoints us as its agent to arrange for the acquisition and delivery of corn on the member’s behalf.  We appoint Cargill as our agent to arrange for the delivery of the corn by our members who elect to deliver corn using Method A, and we appoint Cargill as our agent to acquire corn on our behalf for our members who elect to deliver corn using Method B.  If a member elects to deliver corn using Method B, the price per bushel paid to the member is equal to the price per bushel paid by Cargill to acquire the corn as our agent.  Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery.  Members who deliver corn under Method A receive from the Cooperative an incentive payment of $.05 per bushel on the corn that they deliver while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having us deliver corn on their behalf.  The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of our Board of Directors.

Our Method A member directly contracts with Cargill for the contract price agreed upon for the corn or, in the absence of an agreed upon price, the market price per bushel for corn delivered on the day on which the corn is delivered and accepted at the facility.  With respect to all Method A corn that is delivered, Cargill pays the aggregate purchase price for corn purchased from our members to us, and then, on our behalf, makes individual payments for corn directly to our members.  In the event a Method A member delivers more than its delivery commitment to Cargill, any corn delivered in excess of that commitment is handled as a direct sale of corn to Cargill and is priced at the current closing delivery corn price established by Cargill at the facility on the day it is unloaded.  In the event a Method A member delivers less than its committed amount of corn to Cargill, the quantity of the shortfall is then purchased and delivered by Cargill on our behalf, but this purchased corn is not credited to the Method A member’s account.  If a Method A member fails to fully satisfy the corn delivery requirement, Cargill purchases replacement corn for which we reimburse Cargill the amount by which the underlying contracted corn price is less than the price of buying the replacement corn that was due on the delivery date.  The Method A member who fails to deliver corn is then invoiced for the price of the corn.  In addition, if a Method A member fails to deliver all of the corn it was obligated to deliver, that member’s allocation of our profit or losses and any cash distributions is proportionately reduced and we may terminate the member’s membership.

Results of Operations

Due to our change in domicile and conversion from a Minnesota 308A cooperative to a Minnesota 308B cooperative association, our fiscal year end changed from August 31 to December 31 resulting in a four-month fiscal year period ended December 31, 2009.  Comparisons to our current quarterly information are derived from our historic financial information from our fiscal years that ended on August 31.

Comparison of the Six Months Ended June 30, 2010 and June 30, 2009

Revenues.  The Cooperative can derive revenue from two sources:  our operations related to facilitating the delivery of our members’ corn, or from the income derived from our ownership interest in ProGold.  Our corn delivery operations generate revenue to the Cooperative equal to the price Cargill pays to our growers for their corn.  The Cooperative recognizes expense equal to this same amount which results in our corn delivery operations being essentially revenue neutral to the Cooperative except for revenue from our Method B agency fee and expenses related to our Method A incentive payments and our service fee paid to Cargill.  During the six month period ended June 30 2010, our members delivered to Cargill for processing at the facility 2,840,019 bushels of corn using Method A and 5,529,763 bushels of corn using Method B resulting in incentive fee expense of $142,001 and agency fee income of $110,595 for this period.  The Cooperative did not pay an incentive fee for Method A delivery prior to its reorganization into a 308B cooperative association effective September 1, 2009 and all deliveries between September 1, 2009 and December 31, 2009 were deemed to be delivered via Method B with the agency fee waived.  During the six month periods ended June 30, 2010 and 2009, we recognized expense of $46,000 and $40,000, respectively, in connection with costs incurred to Cargill in connection with our corn delivery operation.  For the six month periods ended June 30, 2010 and June 30, 2009 we recognized corn revenue of $10,009,153 and $12,624,195, with corn expense of $10,086,559 and $12,664,195 for the same periods.

The Cooperative derived income from ProGold for the six month period ended June 30, 2010, of $3,259,000 an increase of $440,000 or 16% as compared to the six month period ended June 30, 2009.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  Our general and administrative expenses for the six month period year ended June 30, 2010, was $461,000 a decrease of $23,000 or 5% compared to the six month period ended June 30, 2009, which was primarily the result of decreased  costs incurred in connection with the cooperative conversion.

Interest Income.  Interest income for the six month period ended June 30, 2010, was $21,000 compared to $15,000 for the six month period ended June 30, 2009 due primarily to increased cash reserve and investment balances compared to 2009.

Comparison of the Three Months Ended June 30, 2010 and June 30, 2009

Revenues.  During the three month period ended June 30, 2010, our members delivered to Cargill for processing at the facility 1,276,519 bushels of corn using Method A and 2,764,881 bushels of corn using Method B resulting in incentive fee expense of $63,826 and agency fee income of $55,298 for this period.  The Cooperative did not pay an incentive fee for Method A delivery prior to its reorganization into a 308B cooperative association effective September 1, 2009 and all deliveries between September 1, 2009 and December 31, 2009 were deemed to be delivered via Method B with the agency fee waived.  During the three month periods ended June 30, 2010 and 2009, we recognized expense of $23,000 and $20,000, respectively, in connection with costs incurred to Cargill in connection with our corn delivery operation.  For the three month periods ended June 30, 2010 and June 30, 2009 we recognized corn revenue of $4,641,067 and $6,380,685, with corn expense of $4,672,595 and $6,400,685 for the same periods.

The Cooperative derived income from ProGold for the three month period ended June 30, 2010, of $1,699,000 an increase of $68,000 or 4% as compared to the three month period ended June 30, 2009.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  Our general and administrative expenses for the three month period year ended June 30, 2010, was $215,000 a decrease of $105,000 or 33% compared to the three month period ended June 30, 2009, which was primarily the result of decreased costs incurred in connection with the cooperative conversion

Interest Income.  Interest income for the three month period ended June 30 2010, was $11,000 compared to $5,000 for the three month period ended June 30, 2009 due primarily to increased cash reserve and investment balances compared to 2009.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2010 was $817,000 compared to $4,077,000 at June 30, 2009.

The Cooperative had no long-term debt as of June 30, 2010 or June 30, 2009.

The Cooperative used operating cash flows of $402,000 for the six month period ended June 30, 2010 compare to $584,000 for the six month period ended June 30, 2009.  .

The Cooperative received cash distributions from ProGold totaling $5,414,000 for the six month period ended June 30, 2010 compared to $5,081,000 for the six month period ended June 30, 2009.

The Cooperative paid cash distributions to our members totaling $7,744,000 for the six month period ended June 30, 2010 compared to $6,347,000 for the six month period ended June 30, 2009.

The following table provides information regarding the Cooperative’s contractual obligations as of June 30, 2010:

			One to
		Less than	Three	Four to	After Five
	Total	One Year	Years	Five Years	Years
Purchase Obligations (1)	782,000	46,000	276,000	184,000	276,000
Operating Lease Obligations (2)	45,000	4,350	22,200	18,450	0

Total Contractual Obligations	$827,000	$50,350	$298,200	$202,450	$276,000

(1)   Includes payments due under the Cargill Grain Services Agreement that terminates December 31, 2017.

(2)   Lease terminates on June 30, 2015

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12 months.

Critical Accounting Estimates

Management’s estimate of the carrying value of the investment in ProGold is based on historical cost plus its pro-rata share of ProGold’s net income and additional paid-in capital less distributions received from ProGold.

The Cooperative does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2010.  The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a significant effect on the Cooperative’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument.  The value of a financial instrument may change as a result of changes in the interest rates, exchange rates, commodity prices, equity prices and other market changes.  Market risk is attributed to all market-risk sensitive financial instruments, including long term debt.

The Cooperative does not believe that it is subject to any material market risk exposure with respect to interest rates, exchange rates, commodity prices, equity prices and other market changes that would require disclosure under this item.

Item 4T.  Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2010.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors.

For a detailed discussion of certain risk factors that could affect the Cooperative’s operations, financial condition or results for future periods, see Item 1A, Risk factors, in the Cooperative’s Registration Statement on Form 10/A filed on June 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Item No.		Method of Filing

2.1	Articles of Merger of Golden Growers Cooperative and Golden Growers Cooperative	Incorporated by reference to Exhibit 2.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

2.2	Certificate of Conversion of Golden Growers Cooperative	Incorporated by reference to Exhibit 2.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

3.1	Amended and Restated Articles of Organization of Golden Growers Cooperative	Incorporated by reference to Exhibit 3.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

3.2	Amended and Restated Bylaws of Golden Growers Cooperative dated September 1, 2009	Incorporated by reference to Exhibit 3.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.1	Employment Agreement between Mark Dillon and Golden Growers Cooperative dated June 10, 1996	Incorporated by reference to Exhibit 10.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.2	Form of Uniform Member Agreement	Incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.3	Form of Annual Delivery Agreement	Incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.4	Amended and Restated Member Control Agreement between Golden Growers Cooperative, Golden Growers Cooperative and ProGold Limited Liability Company dated September 1, 2009	Incorporated by reference to Exhibit 10.4 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.5	Operating Agreement between Golden Growers Cooperative, Golden Growers Cooperative and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10.5 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.6	Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated	Incorporated by reference to Exhibit 10.6 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.7	Amended and Restated Corn Supply Agreement between Golden Growers Cooperative and Cargill, Incorporated	Incorporated by reference to Exhibit 10.7 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.8	Amendment to Employment Agreement between Mark Dillon and Golden Growers Cooperative dated August 15, 1997	Incorporated by reference to Exhibit 10.8 from the Cooperative’s Registration Statement on Form 10/A (File No. 10927396) filed June 30, 2010.

16.1	Eide Bailly letter dated June 30, 2010 regarding disclosure related to change in auditor on June 19, 2009	Incorporated by reference to Exhibit 16.1 from the Cooperative’s Registration Statement on Form 10/A (File No. 10927396) filed June 30, 2010.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2009 and August 31, 2009.	Incorporated by reference to Exhibit 99.1 from the Cooperative’s Registration Statement on Form 10/A (File No. 10927396) filed June 30, 2010.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer and Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Accompanying herewith electronically

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date:	August 16, 2010	/s/ Mark Dillon
Mark Dillon
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer