Form 10-Q/A
period 2010-06-30
Golden Growers Cooperative
filed 2010-11-15
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

GOLDEN GROWERS COOPERATIVE

FORM 10-Q/A

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

(In Thousands)

	JUNE 30,		DECEMBER 31,
	2010	2009	2009

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$662	$83	3,293
Short-Term Investments	213	4,080	314
Accounts Receivable	—	—	22
Prepaid Expenses	—	1	—

Total Current Assets	875	4,164	3,629

PROPERTY AND EQUIPMENT, net	10	4	12

Investment in ProGold Limited Liability Company	51,491	55,607	53,646

Total Assets	$52,376	$59,775	$57,287

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$48	$81	2
Accrued Liabilities	10	6	106

Total Current Liabilities	58	87	108

NON-CURRENT LIABILITY	164	165	132

MEMBERS’ EQUITY
Members’ Equity
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2010, 15,458,987 as of December 31, 2009	52,318	—	57,179
Common Stock
Class A Membership Stock, Voting, $150 Par Value Authorized 5,000 Shares, 1,633 Shares Issued and Outstanding as of June 30, 2009	—	245	—
Class B Equity Stock, Non-Voting, $3.45 Par Value, Authorized 60,000,000 Shares, 15,458,987 Shares Issued and Outstanding as of June 30, 2009	—	53,334	—
Additional Paid in Capital	—	2,687	—
Accumulated Other Comprehensive Loss	(164)	(165)	(132)
Retained Earnings	—	3,422	—

Total Members’ Equity	52,154	59,523	57,047

Total Liabilities and Members’ Equity	$52,376	$59,775	$57,287

See Accountant’s Review Report and Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATION

FOR THE SIX MONTH PERIODS ENDED AND THE THREE MONTH PERIODS ENDED

JUNE 30, 2010 AND 2009

(In Thousands, Except Per Share Amounts)

	FOR THE 3 MONTHS ENDED JUNE 30,		FOR THE 6 MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

Corn Revenue	$14,843	$6,380	$29,778	$12,624
Corn Expense	(14,898)	(6,400)	(29,879)	(12,664)
Net Income from ProGold Limited Liability Company	1,699	1,631	3,259	2,819
General & Administrative Expenses	(191)	(320)	(437)	(484)

Net Income from Operations	1,453	1,291	2,721	2,295

Interest Income	11	5	21	15

Net Income Before Income Tax	1,464	1,296	2,742	2,310

Income Tax Provision	—	—	—	—

Net Income	$1,464	$1,296	$2,742	$2,310

Weighted Average Shares Number of Shares/Units Issued and Outstanding	15,490,480	15,458,987	15,479,982	15,458,987

Earnings per Share/Membership Unit Primary and Fully Diluted	$0.09	$0.08	$0.18	$0.15

See Accountant’s Review Report and Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

(In Thousands)

					Accumulated
					Other		Total	Annual
	Class A	Class B	Additional	Retained	Comprehensive	Members’	Members’	Comprehensive
	Stock	Stock	Paid-in Capital	Earnings	Income	Equity	Equity	Income

BALANCE, DECEMBER 31, 2008	$247	$53,334	$2,687	$7,459	$(160)	$—	$63,567
Net income	—	—	—	2,310	—	—	2,310	$2,310
Member distributions	—	—	—	(6,347)	—	—	(6,347)	—
Pension liability adjustment	—	—	—	—	(5)	—	(5)	(5)
Redemption of stock	(2)	—	—	—	—	—	(2)	—

BALANCE, JUNE 30, 2009	$245	$53,334	$2,687	$3,422	$(165)	$—	$59,523	$2,305

BALANCE, DECEMBER 31, 2009	$—	$—	$—	$—	$(132)	$57,179	$57,047
Net income	—	—	—	—	—	2,742	2,742	$2,742
Issuance of membership units	—	—	—	—	—	141	141	—
Pension liability adjustment	—	—	—	—	(32)	—	(32)	(32)
Member distributions	—	—	—	—	—	(7,744)	(7,744)	—

BALANCE, JUNE 30, 2010	$—	$—	$—	$—	$(164)	$52,318	$52,154	$2,710

See Accountant’s Review Report and Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

(In Thousands)

	FOR THE 6 MONTHS
	ENDED JUNE 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,742	$2,310
Net (Income) from ProGold Limited Liability Company	(3,259)	(2,819)
Depreciation	2	—
Changes in assets and liabilities
Accounts receivable	22	51
Accounts payable	46	24
Accrued liabilities	45	(150)

Net cash used in operating activities	(402)	(584)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of short-term investments	101	1,935
Distribution received from ProGold LLC	5,414	5,081

Net cash provided by investing activities	5,515	7,016

CASH FLOWS FROM FINANCING ACTIVITIES
Net redemptions of stock	—	(2)
Member distributions paid	(7,744)	(6,347)

Net cash used by financing activities	(7,744)	(6,349)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,631)	83

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,293	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$662	$83

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (refund received) for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY
Issuance of Membership Units in Satisfaction of Deferred Compensation Obligation	$141	$—

See Accountant’s Review Report and Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Golden Growers Cooperative

Fargo, North Dakota

We have reviewed the accompanying balance sheets of Golden Growers Cooperative as of June 30, 2010 and 2009, and the related statements of operations, changes in members’ equity and comprehensive income and cash flows for the periods then ended.  These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Widmer Roel PC /s/

Fargo, North Dakota

November 12, 2010

See Accountant’s Review Report and Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 1 — NATURE OF OPERATIONS

Organization - Golden Growers Cooperative was initially organized as a North Dakota member-owned cooperative incorporated on January 19, 1994 (“GG-ND”).  GG-ND and two other partners, one of whom was American Crystal Sugar Company (“ACSC”) entered into a joint venture that formed ProGold Limited Liability Company, a Minnesota limited liability company (“ProGold”) which designed and constructed a corn wet-milling facility in Wahpeton, North Dakota (the “Facility”).  Under the joint venture, GG-ND (and indirectly its members) had the right and obligation to deliver corn to be processed at the Facility.  After it was constructed and operated briefly by its members, the Facility was leased to Cargill Incorporated (“Cargill”) who continues to operate the Facility under a lease that runs through December 31, 2017.  Golden Growers Cooperative and ACSC are the current members of ProGold, with Golden Growers Cooperative holding a 49% interest and ACSC holding the remaining 51% interest.

On July 29, 2009 GG-ND formed a wholly owned cooperative subsidiary in the state of Minnesota (GG-MN), organized under Minnesota Statutes chapter 308A, solely for the purpose of reincorporating into the state of Minnesota.  On September 1, 2009, GG-ND merged into GG-MN and reincorporated into the state of Minnesota.  Immediately after the merger, GG-MN statutorily converted into a cooperative association governed under Minnesota Statutes 308B.  As a result of its reincorporation and reorganization Golden Growers — North Dakota, a North Dakota cooperative association historically taxed as a tax-exempt cooperative under Subchapter T of the Internal Revenue Code, became a Golden Growers Cooperative, a Minnesota cooperative association governed by Minnesota Statutes chapter 308B as a cooperative for state law purposes but taxed as a partnership under Subchapter K of the Internal Review Code for tax purposes.  Golden Growers Cooperative succeeded to the business of Golden Growers — North Dakota and except for changes to the structure and operations as a result of the reincorporation and statutory conversion, continues to operate the business of Golden Growers — North Dakota.

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

In connection with the Conversion, the Cooperative changed its fiscal year end to December 31.  The results of operations for the six month periods ended June 30, 2010 and 2009 are not necessarily indicative of results that may be achieved in a twelve month period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The information contained

See Accountant’s Review Report

in the balance sheet as of December 31, 2009 was derived from the audited financial statements for Golden Growers Cooperative (the “Cooperative”) for the period then ended.

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

Revenue Recognition — Prior to 2010, the Cooperative recognized corn revenue in the amount equal to what Cargill, Incorporated paid Golden Growers Cooperative members for corn.  The Cooperative recognized corn expense based upon the amount determined by the Cooperative’s board of directors to be paid to its members.  During 2009, 2008 and 2007 the amount determined by the board as the corn expense was equal to the amount paid by Cargill.  The Cooperative recognizes corn expense for costs incurred to Cargill in connection with corn procurement services.

Starting on January 1, 2010, the board will no longer determine the corn expense.  The Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both.  Under Method A, a member is required to physically deliver corn to the cooperative and under Method B a member appoints the cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf.  For an annual fee of $92,000 paid quarterly, the Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B.  The price per bushel paid to the member who elects to deliver corn using Method B is equal to the price per bushel paid by Cargill to acquire the corn as the Cooperative’s agent.  Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery.  The Cooperative pays members who deliver corn under Method A an incentive payment of $.05 per bushel while members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf.  The board has the discretion to change the incentive fee and the agency fee based on the Cooperative’s corn delivery needs.  The incentive fee and agency fee are a component of Corn Expense.

With respect to all Method A corn that is delivered, Cargill pays the aggregate purchase price for corn purchased from the Cooperative’s members to the Cooperative and then, on the Cooperative’s behalf, makes individual payments for corn directly to its members.  If a Method A member fails to fully satisfy the corn delivery requirement, Cargill purchases replacement corn for which the Cooperative reimburses Cargill the amount by which the underlying contracted corn price is less than the price of buying the replacement corn that was due on the delivery date.  The Method A member who fails to deliver corn is then invoiced by the Cooperative for the price of the corn.

Based on what is to be delivered by its members using Method A, Cargill then purchases the remainder of the corn to be delivered by the Cooperative on behalf of its Method B delivering members.  Because Cargill purchases the corn on the

See Accountant’s Review Report

Cooperative’s behalf of Method B delivering members, the purchase price for the corn that would be paid to the Cooperative’s members if they actually delivered the corn offsets against the payment to be made by the Cooperative to Cargill for the cost to purchase the corn, thus no payment is made from Cargill to the Cooperative for corn delivered using Method B.  The Cooperative has determined Corn Revenue and Expense for Method B deliveries based on the average quarterly cost per bushel paid by Cargill to the Cooperative’s members for Method A quarterly deliveries.

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  At June 30, 2010, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $412,000.

Fair Value Measurements - The Cooperative has determined the fair value of certain assets and liabilities in accordance with the provisions of Accounting Standards Codification (“ASC”) 820-10, which provides a framework for measuring fair value under generally accepted accounting principles

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820-10 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.  ASC 820-10 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the related asset or liability.  Level 3 inputs are unobservable inputs related to the asset or liability.

See Accountant’s Review Report

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold LLC is as follows (in thousands):

	June 30,		December 31,
	2010	2009	2009

Current Assets	$170	$177	$146
Long-Term Assets	107,914	116,711	112,537

Total Assets	$108,084	$116,888	$112,683

Current Liabilities	$401	$404	$401
Long-Term Liabilities	2,600	3,000	2,800

Total Liabilities	3,001	3,404	3,201

Members’ Equity	105,083	113,484	109,482

Total Liabilities and Members’ Equity	$108,084	$116,888	$112,683

Rent Revenue on Operating Lease	$12,344	$11,597	$8,310
Expenses	5,693	5,843	3,821

Net Income	$6,651	$5,754	$4,489

See Accountant’s Review Report

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.

The Cooperative’s investments held to maturity are as follows as of June 30, 2010 and 2009 and December 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010:
Money Market & CD’s	$213	$—	$—	$213

June 30, 2009:
Money Market & CD’s	$4,080	$—	$—	$4,080

December 31, 2009:
Mutual Funds	$104	$—	$—	$104
Money Market & CD’s	210	—	—	210

	$314	$—	$—	$314

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

The Cooperative recognized income tax expense totaling $-0- for the periods ended June 30, 2010 and 2009.  In connection with the Conversion, the Cooperative realized $35 million of regular tax net operating loss carryforwards, and has no regular tax net operating loss carryforwards as of June 30, 2010.

See Accountant’s Review Report

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — The Cooperative sponsors a defined benefit pension plan for employees that meet eligibility requirements of age and length of service.  Presently, two employees are eligible to participate in the plan.  The plan provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.

As of June 30, 2010, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

The Cooperative’s Compensation Committee has the responsibility of managing the operations and administration of the Cooperative’s retirement plans.  The Cooperative has an investment policy that establishes target asset allocations to reduce the risk of large losses.  Asset classes are diversified to reduce risk, and equity exposure is limited to 75% of the total portfolio value.  The stated goal is for each component of the plan to earn a rate of return greater than its corresponding benchmark.  The return objective of the Plan is to achieve a minimum average total rate of return of four percentage points (4.0%) above the rate of inflation as measured by the Consumer Price Index.  The real rate of return goal assumes a real rate of return for equities of 10.0% and a real rate of return for fixed income of 4.0%.

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2010	2009

Discount Rate	7.00%	7.00%
Expected Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	4.67%	4.67%

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands):

Expected
Benefit
Payments

2010	$—
2011	—
2012	—
2013	—
2014	—
2015-2019	439

Total	$439

The Cooperative expects to make contributions of approximately $31,000 to the defined benefit pension plans during the next fiscal year.

See Accountant’s Review Report

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2009, June 30, 2010 and 2009 (in thousands):

	December 31,	June 30,	June 30,
	2009	2010	2009

Service Cost	$11	$17	$18
Interest Cost	9	14	13
Expected Return on Plan Assets	(7)	(13)	(12)
Amortization of Net (Gain) Loss	4	5	5

Net Periodic Pension Cost	$17	$23	$24

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2009, June 30, 2010 and 2009 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income (Loss) as of December 31, 2009, June 30, 2010 and 2009 (in thousands):

	December 31,	June 30,	June 30,
	2009	2010	2009
Change in Benefit Obligation
Obligation at the Beginning of the Period	$390	$409	$359
Service Cost	11	17	18
Interest Cost	9	14	13
Actuarial (Gain) Loss	(1)	—	(4)
Benefits Paid	—	—	—

Obligation at the End of the Period	$409	$440	$386

Change in Plan Assets
Fair Value at the Beginning of the Period	$246	$277	$199
Actual Returns on Plan Assets	21	(17)	6
Employer Contributions	10	15	16
Benefits Paid	—	—	—

Fair Value at the End of the Period	$277	$275	$221

Funded Status
Funded Status as of Period Ended	$(132)	$(164)	$(165)

Net Amount Recognized	$(132)	$(164)	$(165)

See Accountant’s Review Report

	December 31,	June 30,	June 30,
	2009	2010	2009
Amounts Recognized in the Balance Sheets
Noncurrent Assets	$—	$—	$—
Current Liabilities	—	—	—
Noncurrent Liabilities	(132)	(164)	(165)

Net Amount Recognized	$(132)	$(164)	$(165)

Accumulated Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Accumulated Gain (Loss) Beginning of the Period	$(144)	$(132)	$(160)
Recognized in Periodic Cost	4	5	5
Amount Arising During the Period	8	(37)	(10)

Accumulated Gain (Loss) End of the Period	$(132)	$(164)	$(165)

The estimated amount that will be amortized from Accumulated Other Comprehensive Income (Loss) at June 30, 2010 into net periodic benefit cost in fiscal 2010 is as follows (in thousands):

Prior Service (Cost)	$—
Accumulated Gain (Loss)	(6)

Total	$(6)

The accumulated pension benefit obligation was $132,000, $164,000 and $165,000 as of December 31, 2009, June 30, 2010 and 2009, respectively.

401(k) Plan - The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements.  The Cooperative’s contributions to the plan totaled $3,000 and $3,000 for the periods ended June 30, 2010 and 2009 respectively.

Deferred Compensation Plan — The Cooperative terminated its non-qualified deferred compensation plan with a key employee during June 2010.  In connection therewith, the Cooperative issued 31,493 membership units to the key employee.  The Cooperative recognized expenses totaling $36,000 and $-0- for the periods ended June 30, 2010 and 2009 respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

NOTE 8 — SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate, maturing July 16, 2011.  The line of credit is secured by business assets.

Management has reviewed subsequent events through November 12, 2010, the date to which the financial statements were available to be issued.

See Accountant’s Review Report

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

Comparison of the Six Months Ended June 30, 2010 and June 30, 2009

Revenues.  The Cooperative derives revenue from two sources:  our operations related to facilitating the delivery of our members’ corn, and from the income derived from our ownership interest in ProGold.  Our corn delivery operations generate revenue to the Cooperative equal to the value of the corn that is delivered to Cargill by our members.  The Cooperative recognizes expense equal to this same amount which results in our corn delivery operations being revenue neutral to the Cooperative, except for revenue from our Method B agency fee and expenses related to our Method A incentive payments, required licensing and bonding expenses, and our service fee paid to Cargill.  During the six months ended June 30, 2010, the Cooperative sold approximately 8.3 million bushels of corn compared to 2.3 million bushels of corn sold during the six months ended June 30, 2009.  During the six months ended June 30, 2010 and 2009, the Cooperative recognized corn revenue of $29,778,000 and $12,624,000 respectively, an increase of 136% due primarily to an increase in the number of bushels of corn sold in 2010 compared to 2009, offset by a decrease in the selling price per bushel in 2010 compared to 2009.  The Cooperative recognized corn expense of $29,879,000 and $12,664,000 in 2010 and 2009 respectively, a increase of 136% due primarily to an increase in the number of bushels purchased offset by a decrease in the cost per bushel of corn.  During the six month period ended June 30 2010, our members delivered to Cargill for processing at the facility 2,840,019 bushels of corn using Method A and 5,529,763 bushels of corn using Method B resulting in incentive fee expense of $142,001 and agency fee income of $110,595 for this period.  The Cooperative did not pay an incentive fee for Method A delivery prior to its reorganization into a 308B cooperative association effective September 1, 2009 and all deliveries between September 1, 2009 and December 31, 2009 were deemed to be delivered via Method B with the agency fee waived.  During the nine month periods ended June 30, 2010 and 2009, we recognized expense of $46,000 and $40,000, respectively, in connection with costs incurred to Cargill in connection with our corn delivery operation.

The Cooperative derived income from ProGold for the six month period ended June 30, 2010, of $3,259,000 an increase of $440,000 or 16% as compared to the six month period ended June 30, 2009.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  Our general and administrative expenses for the six month period year ended June 30, 2010, was $437,000 a decrease of $47,000 or 10% compared to the six month period ended June 30, 2009, which was primarily the result of decreased costs incurred in connection with the cooperative conversion.

Interest Income.  Interest income for the six month period ended June 30, 2010, was $21,000 compared to $15,000 for the six month period ended June 30, 2009 due primarily to increased cash reserve and investment balances compared to 2009.

Comparison of the Three Months Ended June 30, 2010 and June 30, 2009

Revenues.  During the three months ended June 30, 2010 and 2009, the Cooperative sold approximately 4.0 million bushels of corn compared to 1.3 million bushels of corn sold during the three months ended June 30, 2009.  During the three months ended June 30, 2010 and 2009, the Cooperative recognized corn revenue of $14,843,000 and $6,380,000 respectively, with the increase due to the number of bushels sold offset by a decrease in the cost per bushel of corn.  During the three month period ended June 30, 2010, our members delivered to Cargill for processing at the facility 1,276,519 bushels of corn using Method A and 2,764,881 bushels of corn using Method B resulting in incentive fee expense of $63,826 and agency fee income of $55,298 for this period.  The Cooperative did not pay an incentive fee for Method A delivery prior to its reorganization into a 308B cooperative association effective September

1, 2009 and all deliveries between September 1, 2009 and December 31, 2009 were deemed to be delivered via Method B with the agency fee waived.  During the three month periods ended June 30, 2010 and 2009, we recognized expense of $23,000 and $20,000, respectively, in connection with costs incurred to Cargill in connection with our corn delivery operation.  For the three month periods ended June 30, 2010 and June 30, 2009, we recognized corn expense of $14,898,000 and $6,400,000.

The Cooperative derived income from ProGold for the three month period ended June 30, 2010, of $1,699,000 an increase of $68,000 or 4% as compared to the three month period ended June 30, 2009.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  Our general and administrative expenses for the three month period year ended June 30, 2010, was $191,000 a decrease of $129,000 or 40% compared to the three month period ended June 30, 2009, which was primarily the result of decreased costs incurred in connection with the cooperative conversion

Interest Income.  Interest income for the three month period ended June 30 2010, was $11,000 compared to $5,000 for the three month period ended June 30, 2009 due primarily to increased cash reserve and investment balances compared to 2009.

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

The Cooperative has determined corn revenue and corn expense for Method B deliveries based on the average quarterly cost per bushel paid by Cargill to the Cooperative’s members for Method A quarterly deliveries.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors.

For a detailed discussion of certain risk factors that could affect the Cooperative’s operations, financial condition or results for future periods, see Item 1A, Risk factors, in the Cooperative’s Registration Statement on Form 10/A filed on November 15, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Item No.		Method of Filing

2.1	Articles of Merger of Golden Growers Cooperative and Golden Growers Cooperative	Incorporated by reference to Exhibit 2.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

2.2	Certificate of Conversion of Golden Growers Cooperative	Incorporated by reference to Exhibit 2.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

3.1	Amended and Restated Articles of Organization of Golden Growers Cooperative	Incorporated by reference to Exhibit 3.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

3.2	Amended and Restated Bylaws of Golden Growers Cooperative dated September 1, 2009	Incorporated by reference to Exhibit 3.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.1	Employment Agreement between Mark Dillon and Golden Growers Cooperative dated June 10, 1996	Incorporated by reference to Exhibit 10.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.2	Form of Uniform Member Agreement	Incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.3	Form of Annual Delivery Agreement	Incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.4	Amended and Restated Member Control Agreement between Golden Growers Cooperative, Golden Growers Cooperative and ProGold Limited Liability Company dated September 1, 2009	Incorporated by reference to Exhibit 10.4 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.5	Operating Agreement between Golden Growers Cooperative, Golden Growers Cooperative and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10.5 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.6	Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated	Incorporated by reference to Exhibit 10.6 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.7	Amended and Restated Corn Supply Agreement between Golden Growers Cooperative and Cargill, Incorporated	Incorporated by reference to Exhibit 10.7 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.8	Amendment to Employment Agreement between Mark Dillon and Golden Growers Cooperative dated August 15, 1997	Incorporated by reference to Exhibit 10.8 from the Cooperative’s Registration Statement on Form 10/A (File No. 10927396) filed June 30, 2010.

16.1	Eide Bailly letter dated June 30, 2010 regarding disclosure related to change in auditor on June 19, 2009	Incorporated by reference to Exhibit 16.1 from the Cooperative’s Registration Statement on Form 10/A (File No. 10927396) filed June 30, 2010.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2010 and August 31, 2009.	Incorporated by reference to Exhibit 99.1 from the Cooperative’s Registration Statement on Form 10/A filed November 15, 2010.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer and Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Accompanying herewith electronically

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date:	November 15, 2010	/s/ Mark Dillon
Mark Dillon
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer