Form 10-Q
period 2010-09-30
Golden Growers Cooperative
filed 2010-11-15
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). YES ☐  NO ☒

Indicate the number of units outstanding of each of the issuer’s classes of units, as of the latest practicable date.

As of November 12, 2010 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

(In Thousands)

	SEPTEMBER 30,		DECEMBER 31,
	2010	2009	2009

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$3,073	$46	3,293
Short-Term Investments	214	1,113	314
Accounts Receivable	—	—	22
Prepaid Expenses	1	1	—

Total Current Assets	3,288	1,160	3,629

PROPERTY AND EQUIPMENT, net	9	14	12

Investment in ProGold Limited Liability Company	50,354	54,635	53,646

Total Assets	$53,651	$55,809	$57,287

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$24	$23	2
Accrued Liabilities	4	85	106

Total Current Liabilities	28	108	108

NON-CURRENT LIABILITY	149	139	132

MEMBERS’ EQUITY
Members’ Equity
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2010, 15,458,987 as of September 30, 2009, and December 31, 2009	53,623	55,701	57,179
Accumulated Other Comprehensive Loss	(149)	(139)	(132)

Total Members’ Equity	53,474	55,562	57,047

Total Liabilities and Members’ Equity	$53,651	$55,809	$57,287

See Accountant’s Review Report and Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED AND THE THREE MONTH PERIODS ENDED

SEPTEMBER 30, 2010 AND 2009

(In Thousands, Except Per Share Amounts)

	FOR THE 3 MONTHS ENDED SEPTEMBER 30,		FOR THE 9 MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

Corn Revenue	$11,477	$14,585	$41,255	$27,209
Corn Expense	(11,478)	(14,619)	(41,333)	(27,283)
Net Income from ProGold Limited Liability Company	1,496	1,659	4,755	4,478
General & Administrative Expenses	(195)	(390)	(656)	(874)

Net Income from Operations	1,300	1,235	4,021	3,530

Interest Income	5	13	26	28

Net Income Before Income Tax	1,305	1,248	4,047	3,558

Income Tax Provision	—	44	—	44

Net Income	$1,305	$1,204	$4,047	$3,514

Weighted Average Number of Units Issued and Outstanding	15,490,480	15,458,987	15,482,607	15,458,987

Earnings per Share/Membership Unit Primary and Fully Diluted	$0.08	$0.08	$0.26	$0.23

See Accountant’s Review Report and Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

(In Thousands)

					Accumulated
					Other		Total	Annual
	Class A	Class B	Additional	Retained	Comprehensive	Members’	Members’	Comprehensive
	Stock	Stock	Paid-in Capital	Earnings	Income	Equity	Equity	Income

BALANCE, DECEMBER 31, 2008	$247	$53,334	$2,687	$7,459	$(160)	$—	$63,567
Net income	—	—	—	—	—	3,514	3,514	$3,514
Member distributions	—	—	—	—	—	(11,293)	(11,293)	—
Pension liability adjustment	—	—	—	—	21	—	21	21
Cooperative conversion	—	(53,334)	(2,687)	(7,459)	—	63,480	—	—
Redemption of stock	(247)	—	—	—	—	—	(247)	—

BALANCE, SEPTEMBER 30, 2009	$—	$—	$—	$—	$(139)	$55,701	$55,562	$3,535

BALANCE, DECEMBER 31, 2009	$—	$—	$—	$—	$(132)	$57,179	$57,047
Net income	—	—	—	—	—	4,047	4,047	$4,047
Issuance of membership units	—	—	—	—	—	141	141	—
Pension liability adjustment	—	—	—	—	(17)	—	(17)	(17)
Member distributions	—	—	—	—	—	(7,744)	(7,744)	—

BALANCE, SEPTEMBER 30, 2010	$—	$—	$—	$—	$(149)	$53,623	$53,474	$4,030

See Accountant’s Review Report and Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

(In Thousands)

	FOR THE 9 MONTHS
	ENDED SEPEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,047	$3,514
Net (Income) from ProGold Limited Liability Company	(4,755)	(4,478)
Depreciation	3	5
Changes in assets and liabilities
Accounts receivable	22	51
Prepaid expenses	(1)	—
Accounts payable	22	(34)
Accrued liabilities	39	(71)

Net cash used in operating activities	(623)	(1,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of short-term investments	100	4,902
Purchase of furniture and equipment	—	(15)
Distribution received from ProGold LLC	8,047	7,712

Net cash provided by investing activities	8,147	12,599

CASH FLOWS FROM FINANCING ACTIVITIES
Net redemptions of stock	—	(247)
Member distributions paid	(7,744)	(11,293)

Net cash used by financing activities	(7,744)	(11,540)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(220)	46

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,293	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,073	$46

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (refund received) for income taxes	$(24)	$44

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY
Issuance of Membership Units in Satisfaction of Deferred Compensation Obligation	$141	$—

See Accountant’s Review Report and Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Golden Growers Cooperative

Fargo, North Dakota

We have reviewed the accompanying balance sheets of Golden Growers Cooperative as of September 30, 2010 and 2009, and the related statements of operations, changes in members’ equity and comprehensive income and cash flows for the periods then ended.  These financial statements are the responsibility of the company’s management.

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

Fargo, North Dakota

November 5, 2010

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

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

See Accountant’s Review Report

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

Beginning September 1, 2009, ownership of membership units is available to any person or entity residing in the Unites States of America.  Net proceeds or losses will be allocated to members on the basis of their patronage of the Cooperative.

See Accountant’s Review Report

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

In connection with the Conversion, the Cooperative changed its fiscal year end to December 31.  The results of operations for the nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of results that may be achieved in a twelve month period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The information contained in the balance sheet as of December 31, 2009 was derived from the audited financial statements for Golden Growers Cooperative (the “Cooperative”) for the period then ended.

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

See Accountant’s Review Report

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

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

Based on what is to be delivered by its members using Method A, Cargill then purchases the remainder of the corn to be delivered by the Cooperative on behalf of its Method B delivering members.  Because Cargill purchases the corn on the Cooperative’s behalf of Method B delivering members, the purchase price for the corn that would be paid to the Cooperative’s members if they actually delivered the corn offsets against the payment to be made by the Cooperative to Cargill for the cost to purchase the corn, thus no payment is made from Cargill to the Cooperative for corn delivered using Method B.  The Cooperative has determined Corn Revenue and Expense for Method B deliveries based on the average quarterly cost per bushel paid by Cargill to the Cooperative’s members for Method A quarterly deliveries.

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  At September 30, 2010, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $2.8 million.

Fair Value Measurements - The Cooperative has determined the fair value of certain assets and liabilities in accordance with the provisions of Accounting Standards Codification (“ASC”) 820-10, which provides a framework for measuring fair value under generally accepted accounting principles

See Accountant’s Review Report

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold LLC is as follows (in thousands):

	September 30,		December 31,
	2010	2009	2009

Current Assets	$153	$162	$146
Long-Term Assets	105,525	114,653	112,537

Total Assets	$105,678	$114,815	$112,683

Current Liabilities	$414	$414	$401
Long-Term Liabilities	2,500	2,900	2,800

Total Liabilities	2,914	3,314	3,201

Members’ Equity	102,764	111,501	109,482

Total Liabilities and Members’ Equity	$105,678	$114,815	$112,683

Rent Revenue on Operating Lease	$18,258	$17,874	$8,310
Expenses	8,554	8,734	3,821

Net Income	$9,704	$9,140	$4,489

See Accountant’s Review Report

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.

The Cooperative’s investments held to maturity are as follows as of September 30, 2010 and 2009 and December 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010:
Money Market & CD’s	$214	$—	$—	$214

September 30, 2009:
Money Market & CD’s	$1,113	$—	$—	$1,113

December 31, 2009:
Mutual Funds	$104	$—	$—	$104
Money Market & CD’s	210	—	—	210

	$314	$—	$—	$314

NOTE 5 — LINE OF CREDIT

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate maturing July 16, 2011. The line of credit is secured by business assets.  At September 30, 2010 and 2009 the Cooperative had no outstanding balance on the line of credit.

NOTE 6 — INCOME TAXES

During the period ended December 31, 2009, the Cooperative adopted the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.  The implementation of this standard had no impact on the financial statements.

The Cooperative had no unrecognized tax benefits on September 30, 2010.  No interest or penalties are recognized in the statements of operations or in the balance sheets.  The Cooperative is no longer subject to U.S. Federal and State income tax examinations by tax authorities for fiscal years 2005 and earlier.

The Cooperative recognized income tax expense totaling $44,000 and $-0- for the periods ended September 30, 2010 and 2009.  In connection with the Conversion, the Cooperative realized $35 million of regular tax net operating loss carryforwards, and has no regular tax net operating loss carryforwards as of September 30, 2010.

See Accountant’s Review Report

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

NOTE 7 — EMPLOYEE BENEFIT PLANS

Pension Plan — The Cooperative sponsors a defined benefit pension plan for employees that meet eligibility requirements of age and length of service.  Presently, two employees are eligible to participate in the plan.  The plan provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.

As of September 30, 2010, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

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

See Accountant’s Review Report

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2009, September 30, 2010 and 2009 (in thousands):

	December 31,	September 30,	September 30,
	2009	2010	2009

Service Cost	$11	$25	$27
Interest Cost	9	21	20
Expected Return on Plan Assets	(7)	(19)	(18)
Amortization of Net (Gain) Loss	4	7	7

Net Periodic Pension Cost	$17	$34	$36

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2009, September 30, 2010 and 2009 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income (Loss) as of December 31, 2009, September 30, 2010 and 2009 (in thousands):

	December 31,	September 30,	September 30,
	2009	2010	2009
Change in Benefit Obligation
Obligation at the Beginning of the Period	$390	$409	$359
Service Cost	11	25	27
Interest Cost	9	21	20
Actuarial (Gain) Loss	(1)	—	(11)
Benefits Paid	—	—	—

Obligation at the End of the Period	$409	$455	$395

Change in Plan Assets
Fair Value at the Beginning of the Period	$246	$277	$199
Actual Returns on Plan Assets	21	6	33
Employer Contributions	10	23	24
Benefits Paid	—	—	—

Fair Value at the End of the Period	$277	$306	$256

Funded Status
Funded Status as of the Period Ended	$(132)	$(149)	$(139)

Net Amount Recognized	$(132)	$(149)	$(139)

See Accountant’s Review Report

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

	December 31,	September 30,	September 30,
	2009	2010	2009
Amounts Recognized in the Balance Sheets
Noncurrent Assets	$—	$—	$—
Current Liabilities	—	—	—
Noncurrent Liabilities	(132)	(149)	(139)

Net Amount Recognized	$(132)	$(149)	$(139)

Accumulated Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Accumulated Gain (Loss) Beginning of the Period	$(144)	$(132)	$(160)
Recognized in Periodic Cost	4	7	7
Amount Arising During the Period	8	(24)	14

Accumulated Gain (Loss) End of the Period	$(132)	$(149)	$(139)

The estimated amount that will be amortized from Accumulated Other Comprehensive Income (Loss) at September 30, 2010 into net periodic benefit cost in fiscal 2010 is as follows (in thousands):

Prior Service (Cost)	$—
Accumulated Gain (Loss)	(9)

Total	$(9)

The accumulated pension benefit obligation was $132,000, $149,000 and $139,000 as of December 31, 2009, September 30, 2010 and 2009, respectively.

401(k) Plan - The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements.  The Cooperative’s contributions to the plan totaled $5,000 and $5,000 for the periods ended September 30, 2010 and 2009 respectively.

Deferred Compensation Plan — The Cooperative terminated its non-qualified deferred compensation plan with a key employee during June 2010.  In connection therewith, the Cooperative issued 31,493 membership units to the key employee.  The Cooperative recognized expenses totaling $36,000 and $36,000 for the periods ended September 30, 2010 and 2009 respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

NOTE 9 — SUBSEQUENT EVENTS

Management has reviewed subsequent events through November 5, 2010, the date to which the financial statements were available to be issued.

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

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,613 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold, a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold leases its corn wet milling facility to Cargill Incorporated who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving us the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.

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

Comparison of the Nine Months Ended September 30, 2010 and September 30, 2009

Revenues.  The Cooperative derives revenue from two sources:  our operations related to facilitating the delivery of our members’ corn, and from the income derived from our ownership interest in ProGold.  Our corn delivery operations generate revenue to the Cooperative equal to the value of the corn that is delivered to Cargill by our members.  The Cooperative recognizes expense equal to this same amount which results in our corn delivery operations being revenue neutral to the Cooperative, except for revenue from our Method B agency fee and expenses related to our Method A incentive payments, required licensing and bonding expenses, and our service fee paid to Cargill.  During the nine months ended September 30, 2010, the Cooperative sold approximately 11.7 million bushels of corn compared to 4.4 million bushels of corn sold during the nine months ended September 30, 2009.  During the nine months ended September 30, 2010 and 2009, the Cooperative recognized corn revenue of $41,255,000 and $27,209,000 respectively, an increase of 52% due primarily to an increase in the number of bushels of corn sold in 2010 compared to 2009 offset by a decrease in the selling price per bushel in 2010 compared to 2009.  The Cooperative recognized corn expense of $41,333,000 and $27,283,000 in 2010 and 2009 respectively, a increase of 52% due primarily to an increase in the number of bushels purchased offset by a decrease in the cost per bushel of corn.  During the nine month period ended September 30 2010, our members delivered to Cargill for processing at the facility 3,459,482 bushels of corn using Method A and 8,294,643 bushels of corn using Method B resulting in incentive fee expense of $172,974 and agency fee income of $165,892 for this period.  The Cooperative did not pay an incentive fee for Method A delivery prior to its reorganization into a 308B cooperative association effective September 1, 2009 and all deliveries between September 1, 2009 and December 31, 2009 were deemed to be delivered via Method B with the agency fee waived.  During the nine month periods ended September 30, 2010 and 2009, we recognized expense of $69,000 and $72,000, respectively, in connection with costs incurred to Cargill in connection with our corn delivery operation.

The Cooperative derived income from ProGold for the nine month period ended September 30, 2010, of $4,755,000 an increase of $277,000 or 6% as compared to the nine month period ended September 30, 2009.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  Our general and administrative expenses for the nine month period year ended September 30, 2010, was $656,000 a decrease of $218,000 or 25% compared to the nine month period ended September 30, 2009, which was primarily the result of decreased  costs incurred in connection with the cooperative conversion.

Interest Income.  Interest income for the nine month period ended September 30, 2010, was $26,000 compared to $28,000 for the nine month period ended September 30, 2009 due primarily to decreased cash reserve and investment balances compared to 2009.

Comparison of the Three Months Ended September 30, 2010 and September 30, 2009

Revenues.  During the three months ended September 30, 2010 and 2009, the Cooperative sold approximately 3.4 million bushels of corn compared to 2.1 million bushels of corn sold during the three months ended September 30, 2009.  During the three months ended September 30, 2010 and 2009, the Cooperative recognized corn revenue of $11,477,000 and $14,585,000 respectively, with the decrease due to a decrease in the selling price per bushel of corn.  During the three month period ended September 30, 2010, our members delivered to Cargill for processing at the facility 649,999 bushels of corn using Method A and 2,764,881 bushels of corn using Method B resulting in incentive fee expense of $32,500 and agency fee income of $55,298 for this period.  The Cooperative did not pay an incentive fee for Method A delivery prior to its reorganization into a 308B cooperative association effective September 1, 2009 and all deliveries between September 1, 2009 and December 31, 2009 were deemed to be delivered via Method B with the agency fee waived.  During the three month periods ended September 30, 2010 and 2009, we recognized expense of $23,000 and $20,000, respectively, in connection with costs incurred to Cargill in connection with our corn delivery operation.  For the three month periods ended September 30, 2010 and September 30, 2009, we recognized corn expense of $11,478,000 and $14,619,000.

The Cooperative derived income from ProGold for the three month period ended September 30, 2010, of $1,496,000, a decrease of $163,000 as compared to the three month period ended September 30, 2009.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  Our general and administrative expenses for the three month period year ended September 30, 2010, was $195,000, a decrease of $195,000 or 50% compared to the three month period ended September 30, 2009, which was primarily the result of decreased costs incurred in connection with the cooperative conversion

Interest Income.  Interest income for the three month period ended September 30, 2010, was $5,000 compared to $13,000 for the three month period ended September 30, 2009.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2010 was $817,000 compared to $4,077,000 at September 30, 2009.

The Cooperative had no long-term debt as of September 30, 2010 or September 30, 2009.

The Cooperative used operating cash flows of $623,000 for the nine month period ended September 30, 2010 compared to $1,013,000 for the nine month period ended September 30, 2009.

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate that terminates on July 16, 2011.  The line of credit is secured by all of the business assets of the Cooperative.  There is no outstanding balance as of September 30, 2010.

The Cooperative received cash distributions from ProGold totaling $8,047,000 for the nine month period ended September 30, 2010 compared to $7,712,000 for the nine month period ended September 30, 2009.

The Cooperative paid cash distributions to our members totaling $7,744,000 for the nine month period ended September 30, 2010 compared to $11,293,000 for the nine month period ended September 30, 2009.

The following table provides information regarding the Cooperative’s contractual obligations as of September 30, 2010:

Tabular Disclosure of Contractual Obligations

			One to
		Less than	Three	Four to	After Five
	Total	One Year	Years	Five Years	Years
Purchase Obligations(1)	805,000	69,000	276,000	184,000	276,000
Operating Lease Obligations-(2)	40,650	2,175	20,025	18,450	0

Total Contractual Obligations	$845,650	$71,175	$296,025	$202,450	$276,000

(1) Includes payments due under Cargill Grain Services Agreement that terminates December 31, 2017.

(2) Lease terminates on June 30, 2015.

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

Item 4T.  Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2010.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

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