Form 10-Q/A
period 2010-06-30
Golden Growers Cooperative
filed 2010-12-20
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

GOLDEN GROWERS COOPERATIVE

FORM 10-Q/A

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

(In Thousands)

	JUNE 30,		DECEMBER 31,
	2010	2009	2009
	(RESTATED)	(RESTATED)	(RESTATED)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$662	$83	3,293
Short-Term Investments	213	4,080	314
Accounts Receivable	—	—	22
Prepaid Expenses	—	1	—

Total Current Assets	875	4,164	3,629

PROPERTY AND EQUIPMENT, net	10	4	12

Investment in ProGold Limited Liability Company	51,491	55,607	53,646

Total Assets	$52,376	$59,775	$57,287

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$48	$81	2
Accrued Liabilities	10	6	106

Total Current Liabilities	58	87	108

NON-CURRENT LIABILITY	164	165	132

MEMBERS’ EQUITY
Members’ Equity
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2010, 15,458,987 as of December 31, 2009	52,318	—	57,179
Common Stock
Class A Membership Stock, Voting, $150 Par Value Authorized 5,000 Shares, 1,633 Shares Issued and Outstanding as of June 30, 2009	—	245	—
Class B Equity Stock, Non-Voting, $3.45 Par Value, Authorized 60,000,000 Shares, 15,458,987 Shares Issued and Outstanding as of June 30, 2009	—	53,334	—
Additional Paid in Capital	—	2,687	—
Accumulated Other Comprehensive Loss	(164)	(165)	(132)
Retained Earnings	—	3,422	—

Total Members’ Equity	52,154	59,523	57,047

Total Liabilities and Members’ Equity	$52,376	$59,775	$57,287

See Accountant’s Review Report and Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATION

FOR THE SIX MONTH PERIODS ENDED AND THE THREE MONTH PERIODS ENDED

JUNE 30, 2010 AND 2009

(In Thousands, Except Per Share Amounts)

	FOR THE 3 MONTHS ENDED JUNE 30,		FOR THE 6 MONTHS ENDED JUNE 30,
	2010	2009	2010	2009
	(RESTATED)	(RESTATED)	(RESTATED)	(RESTATED)

Corn Revenue	$14,843	$6,380	$29,778	$12,624
Corn Expense	(14,898)	(6,400)	(29,879)	(12,664)
Net Income from ProGold Limited Liability Company	1,699	1,631	3,259	2,819
General & Administrative Expenses	(191)	(320)	(437)	(484)

Net Income from Operations	1,453	1,291	2,721	2,295

Interest Income	11	5	21	15

Net Income Before Income Tax	1,464	1,296	2,742	2,310

Income Tax Provision	—	—	—	—

Net Income	$1,464	$1,296	$2,742	$2,310

Weighted Average Shares Number of Shares/Units Issued and Outstanding	15,490,480	15,458,987	15,479,982	15,458,987

Earnings per Share/Membership Unit Primary and Fully Diluted	$0.09	$0.08	$0.18	$0.15

See Accountant’s Review Report and Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

(In Thousands)

					Accumulated
					Other		Total	Annual
	Class A	Class B	Additional	Retained	Comprehensive	Members’	Members’	Comprehensive
	Stock	Stock	Paid-in Capital	Earnings	Income	Equity	Equity	Income

BALANCE, DECEMBER 31, 2008 (RESTATED)	$247	$53,334	$2,687	$7,459	$(160)	$—	$63,567
Net income	—	—	—	2,310	—	—	2,310	$2,310
Member distributions	—	—	—	(6,347)	—	—	(6,347)	—
Pension liability adjustment	—	—	—	—	(5)	—	(5)	(5)
Redemption of stock	(2)	—	—	—	—	—	(2)	—

BALANCE, JUNE 30, 2009 (RESTATED)	$245	$53,334	$2,687	$3,422	$(165)	$—	$59,523	$2,305

BALANCE, DECEMBER 31, 2009 (RESTATED)	$—	$—	$—	$—	$(132)	$57,179	$57,047
Net income	—	—	—	—	—	2,742	2,742	$2,742
Issuance of membership units	—	—	—	—	—	141	141	—
Pension liability adjustment	—	—	—	—	(32)	—	(32)	(32)
Member distributions	—	—	—	—	—	(7,744)	(7,744)	—

BALANCE, JUNE 30, 2010 (RESTATED)	$—	$—	$—	$—	$(164)	$52,318	$52,154	$2,710

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

Restatement of Previously Issued Financial Statements - The financial statements have been restated to reflect revenue from the sale of corn and expense for the purchase of corn separately in the Statements of Operations for each of the periods presented hereunder.  Previously, these amounts had been presented net.

The financial statements have been restated to report the Cooperative’s pension benefit obligation and related disclosures in connection with the Cooperative’s defined benefit pension plan.  The effect of this restatement is to record a non-current liability of $164,000 and a reduction to equity of $164,000 as of June 30, 2010, a non-current liability of $165,000 and a reduction to equity of $165,000 as of June 30, 2009, a non-current liability of $132,000 and a reduction to equity of $132,000 as of December 31, 2009, and a non-current liability of $160,000 and a reduction to equity of $160,000 as of December 31, 2008.

The above restatements had no effect on previously reported net income for any of the periods presented hereunder.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date:	December 20, 2010	/s/ Mark Dillon
Mark Dillon
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer