Form 10-Q/A
period 2010-09-30
Golden Growers Cooperative
filed 2010-12-20
CIK 1489874

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

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

(In Thousands)

	SEPTEMBER 30,		DECEMBER 31,
	2010	2009	2009
			(Restated)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$3,073	$46	3,293
Short-Term Investments	214	1,113	314
Accounts Receivable	—	—	22
Prepaid Expenses	1	1	—

Total Current Assets	3,288	1,160	3,629

PROPERTY AND EQUIPMENT, net	9	14	12

Investment in ProGold Limited Liability Company	50,354	54,635	53,646

Total Assets	$53,651	$55,809	$57,287

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$24	$23	$2
Accrued Liabilities	4	85	106

Total Current Liabilities	28	108	108

NON-CURRENT LIABILITY	149	139	132

MEMBERS’ EQUITY
Members’ Equity
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2010, 15,458,987 as of September 30, 2009, and December 31, 2009	53,623	55,701	57,179
Accumulated Other Comprehensive Loss	(149)	(139)	(132)

Total Members’ Equity	53,474	55,562	57,047

Total Liabilities and Members’ Equity	$53,651	$55,809	$57,287

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

Restatement of Previously Issued Financial Statements - The financial statements for the periods ended December 31, 2009 and 2008 have been restated to report the Cooperative’s pension benefit obligation and related disclosures in connection with the Cooperative’s defined benefit pension plan.  The effect of this restatement is to record a non-current liability of $132,000 and a reduction to equity of $132,000 as of December 31, 2009, and a non-current liability of $160,000 and a reduction to equity of $160,000 as of December 31, 2008.

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