Form 10-K
period 2010-12-31
Golden Growers Cooperative
filed 2011-03-31
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

☐          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No.:  000-53957

GOLDEN GROWERS COOPERATIVE

(Exact name of registrant as specified in its charter)

Minnesota	27-1312571
(State of incorporation)	(I.R.S. Employer Identification Number)

112 Roberts Street North, Suite 111
Fargo, ND 58102	701-281-0468
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Units

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐ No ☒

As of March 25, 2011, the Registrant had 15,490,480 Units issued and outstanding.  There is no established public market for the Registrant’s Units.  Although there is a limited, private market for the Registrant’s Units, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s Units held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

i

PART I

This report contains forward-looking statements and information based upon assumptions by Golden Growers Cooperative, including assumptions about risks and uncertainties faced by the Cooperative.  These forward-looking statements can be identified by the use of forward-looking terminology such as “expects”, “believes”, “will” or similar verbs or expressions.  If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Cooperative’s actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors influencing the Cooperative and its business which are described in this report in the “Risk Factors” section below.  Readers are urged to consider these factors when evaluating any forward-looking statement.  The Cooperative undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

Item 1.  BUSINESS

GENERAL

Golden Growers Cooperative is a value added agricultural cooperative association owned by 1,604 members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing into a value-added product.  Originally formed in 1994 as a North Dakota agricultural cooperative, Golden Growers Cooperative has provided its members with value and the opportunity to deliver corn for processing for almost two decades.  Effective September 1, 2009, in order to further enhance the value it provides to its grower-owners, the Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B.

Golden Growers Cooperative, was incorporated in Minnesota on July 29, 2009 under Minnesota Statutes Chapter 308A as a wholly-owned cooperative subsidiary of the original North Dakota cooperative of the same name.  Effective as of September 1, 2009, the original North Dakota cooperative was merged with and into the Minnesota 308A cooperative to change Golden Growers Cooperative’s domicile from North Dakota to Minnesota.  In connection with the change of domicile, Golden Growers Cooperative also converted from a Minnesota 308A cooperative to a Minnesota 308B cooperative association.  As a result of this change of domicile and statutory conversion, the North Dakota cooperative that was historically taxed as an exempt cooperative under Section 521 of the Internal Revenue Code, became a Minnesota cooperative association governed as a cooperative for state law purposes, but taxed as a partnership under Subchapter K of the Internal Revenue Code for tax purposes.  Golden Growers Cooperative, except for changes to the structure and operations as a result of the change in domicile and statutory conversion, continues to operate the business it has historically operated.  For more details regarding the transactions see “Change in Domicile and Statutory Conversion.”

History

The Cooperative was originally formed in 1994 as a North Dakota cooperative with the goal of allowing its members to receive additional value from the corn that they grow through the processing of that corn into value-added products, such as corn sweeteners.  The Cooperative accomplished this purpose by forming a joint venture with two partners — American Crystal Sugar Company, a Minnesota sugarbeet cooperative and Minn-Dak Farmers Cooperative, a North Dakota sugarbeet cooperative.  The joint venture formed ProGold Limited Liability Company, a Minnesota limited liability company, which designed and constructed a corn wet-milling facility in Wahpeton, North Dakota to process corn into high fructose corn syrup and related co-products.  ProGold financed the cost of building the facility through proportionate capital contributions from its members, including the Cooperative, and long-term debt financing.  The Cooperative’s membership in ProGold included a right and obligation for the Cooperative to deliver corn to the ProGold facility for processing.  The Cooperative’s member delivered corn to the ProGold facility on the Cooperative’s behalf to meet this delivery obligation.

At the same time ProGold began operating the corn-wet milling facility, the price for high fructose corn syrup dropped and it became apparent that operating the facility was not economically viable for ProGold and it sought other options for the facility that would preserve the ability to process members’ corn while reducing financial risk.  On November 1, 1997, ProGold entered into an operating lease with Cargill Incorporated for the entire ProGold facility.  While ProGold no longer operates the wet-milling facility, the Cooperative, through its members, continues to have the obligation to deliver corn directly to Cargill at the wet-milling facility for processing.  During the original 10-year term of the lease, Cargill paid ProGold annual rent of approximately $25,000,000 per year, substantially all of which was used to service ProGold’s debt, which was retired in 2008.  The lease with Cargill was renegotiated effective January 1, 2008, with the lease term extended through December 31, 2017.  Under this amended lease, Cargill is required to operate the facility and pay fixed lease payments subject to a very limited exception related to the availability of adequate ground water.  Cargill bears all expenses with respect to operating and maintaining the wet-milling facility except for extraordinary capital projects that may arise.  Cargill’s rent payable to ProGold for the remaining term of the lease is approximately $21,500,000 annually.

Throughout the term of the lease between Cargill and ProGold, the Cooperative’s members, on behalf of the Cooperative, have delivered corn directly to the facility for processing into high fructose corn syrup and related co-products.  It is the Cooperative’s ownership interest in ProGold that creates this value-added relationship between its members and the facility.  When members deliver corn to the Cooperative for processing at the facility, they are paid a market price for the corn that is delivered.  In addition, members have a right to receive added value in the form of patronage based on each member’s proportionate share of the Cooperative’s income from ProGold that is derived primarily from Cargill’s lease of the facility.  For more details regarding the Cooperative’s ownership in ProGold see “Ownership in ProGold.”

Change of Domicile and Statutory Conversion

Prior to September 1, 2009 the Cooperative was a North Dakota cooperative taxed as a tax exempt cooperative under Section 521 of the Code.  When formed in 1994, being taxed as a tax exempt cooperative under Section 521 of the Code was the most appropriate option available to the Cooperative.  While taxation as a cooperative is perceived as advantageous to both the Cooperative and its members, the technical requirements of Section 521 impose a rigid structure on cooperatives.  Since the Cooperative’s original formation, however, taxation as a partnership under Subchapter K of the Code has become an option for cooperatives.  Subchapter K of the Code provides much more structural flexibility than taxation as a tax exempt cooperative under Section 521 of the Code.

The State of Minnesota enacted Chapter 308B — the Minnesota Cooperative Association Act — in 2003 which essentially combined the elements of a cooperative already embodied in Minnesota Chapter 308A with the flexibility to be taxed as a partnership under Subchapter K of the Code.  Traditionally, agricultural cooperatives function much like a corporation except:  (1) membership is generally limited to a specific group; (2) voting is done on a one member one vote basis (instead of proportionate equity ownership); (3) income allocation and distributions are based on patronage of the cooperative; and (4) dividends on investment securities are limited by statute, which discourages outside investors.  Minnesota Chapter 308B removes some of these restrictions by providing for both patron and non-patron members, but requires that at least fifteen percent (15%) of the profits and losses be allocated on a patronage basis.

Minnesota Chapter 308B also explicitly allows for an entity organized under it to elect to be taxed as a partnership under Subchapter K of the Code, which is currently more desirable than being taxed as a cooperative under either Section 521 or Subchapter T of the Code.

Prior to the conversion to a Minnesota 308B cooperative association, only corn growers in Minnesota, North Dakota and South Dakota could own equity in the Cooperative.  After the conversion to a Minnesota 308B cooperative association, any person can own Cooperative units as long as that person delivers or provides for the delivery of corn for processing at the facility.

In 2009 the Cooperative’s members voted to change our domicile from North Dakota to Minnesota as well as to convert to a Minnesota 308B cooperative association.  Two steps were necessary to accomplish this transaction in order to satisfy corporate and tax law objectives.  First, a tax-free merger of the North Dakota cooperative into a Minnesota 308A cooperative was completed to change the domicile.  Second, the Minnesota 308A cooperative “converted” into a Minnesota 308B cooperative association.  The merger and subsequent conversion was approved by our members on August 25, 2009 by a vote of 229 to 4.  This transaction is further described below.

On July 29, 2009 we formed “Golden Growers Cooperative — Minnesota” as a wholly owned cooperative subsidiary of the North Dakota cooperative organized under Minnesota Statutes Chapter 308A, solely for the purpose of changing our domicile to the State of Minnesota.  On September 1, 2009, we merged with and into Golden Growers Cooperative — Minnesota and changed our state of incorporation to Minnesota.  Golden Growers Cooperative — Minnesota changed its name to “Golden Growers Cooperative” as part of the merger.  When we were a North Dakota cooperative, our members each held one share of Class A Common Voting Membership Stock which entitled them to one vote in the affairs of the Cooperative and shares of Class B Non-Voting Equity Stock which allowed them to deliver bushels of corn to the facility for processing equal to the number of shares of stock held.  As part of the merger to change our domicile, our members exchanged these shares of Class A Common Voting Membership Stock and Class B Non-Voting Equity Stock for identical and equal shares of stock in the Minnesota 308A cooperative.

Immediately after the change in domicile, we elected to convert to a Minnesota 308B cooperative association by filing Articles of Conversion that amended our Articles of Incorporation — our organizing document as a Minnesota 308A cooperative — into Articles of Organization — our organizing document as a Minnesota 308B cooperative association.  As part of this conversion, each member’s single share of Class A Common Voting Membership Stock was redeemed for $150 and each member received the number of our membership interests counted in Units, equal to the number of shares of Class B Non-Voting Equity Stock each member held in the Minnesota 308A cooperative.  For more details regarding our Units see “Description of Cooperative’s Securities.”  As a result of our conversion from a Minnesota 308A cooperative to a Minnesota 308B cooperative association we are now taxed as a partnership under Subchapter K of the Code and our fiscal year end changed from August 31 to December 31.

Our change in domicile done pursuant to a merger was a tax-free reorganization under Code Section 368(a)(1)(F).  The subsequent conversion from a Minnesota 308A cooperative to a Minnesota 308B cooperative association was treated as a constructive taxable liquidation of the North Dakota cooperative and distribution of its assets, subject to all of its liabilities, to its shareholders, followed immediately by a constructive contribution by those shareholders of the assets and liabilities to the Cooperative as a new entity under Minnesota Chapter 308B which is taxed under Subchapter K of the Code.  This conversion resulted in the North Dakota cooperative recognizing gain as if it had sold an interest in each of its assets to each member for a price equal to fair market value of such assets; and each member of the North Dakota cooperative recognized gain or loss measured by the difference between (1)

the adjusted basis of the member’s capital stock in the North Dakota cooperative and (2) the fair market value of the deemed liquidating distribution received by the member.  With respect to the deemed formation of the new Minnesota 308B cooperative association, neither gain nor loss was recognized to either the Cooperative or our members.

Because the conversion portion of the transaction was treated for tax purposes as a sale by the Minnesota 308A cooperative of its assets (which include the ProGold interest), there was a deemed sale by the Cooperative of the interest in ProGold.  ProGold has an election in effect under Code Section 754 that will result in the tax basis of the portion of ProGold’s assets allocable to our interest in ProGold to be adjusted upward to reflect the higher basis that we have in our interests in ProGold.  This higher basis in our allocable portion of the assets of ProGold is the result of the ProGold Section 754 election and the taxable liquidating distribution deemed made by the Minnesota 308A cooperative.

Prior to the conversion to a Minnesota 308B cooperative association the Cooperative’s securities were exempt from registration under Section 12(g)(1) of Securities Registration Act of 1934 due to our status as an agricultural cooperative.  As a result of our statutory conversion into a Minnesota 308B cooperative association we no longer meet the requirements to be a cooperative exempt from registration under Section 12(g)(1) of the 1934 Act which necessitated the filing of a Form 10.

Business Operations

The Cooperative is in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold.  We accomplish our business on behalf of our members not through the ownership of assets such as plants and equipment but through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.  We meet this delivery obligation by having our members deliver their corn to the ProGold facility.

Since November 1997 ProGold has leased its corn wet-milling facility to Cargill.  Annually, Cargill pays ProGold rent equal $21,500,000.  Throughout the term of the lease between Cargill and ProGold, our members, on the Cooperative’s behalf, have delivered corn to the facility for processing into high fructose corn syrup and related co-products.  It is our ownership interest in ProGold that creates a value-added relationship between our growers and the facility.  Notwithstanding this cooperative arrangement, Cargill is an integral part of our financial success.  Separate from the lease, Cargill also provides the Cooperative services that allow us to facilitate corn delivery at little or no expense.  In addition, the lease payments Cargill makes to ProGold that are in turn distributed to the Cooperative provide us with the cash to make distributions to our members.  If, however, at some time in the future ProGold stopped leasing its plant to Cargill it is anticipated that the plant would continue operations, managed either by ProGold or another party.  It is expected that the plant would continue to provide a market for the corn produced by our members whether the plant is leased in the future by Cargill or another party or operated by ProGold.

Ownership of our Units requires our members to deliver corn to the Cooperative for processing in proportion to the number of Units each member hold.  A member is required to deliver one bushel of corn for each of our Units held by the member.  Currently 15,490,480 of our Units are issued and outstanding.  Income and losses are allocated to our members based on the volume of corn they deliver.  Subject to certain limitations, as long as a member patronizes the Cooperative by delivering corn equal to the number of Units held by the member, the member will be allocated a corresponding portion of our income.  In this way, we continue to operate on a cooperative basis.

To hold our Units a member is required to execute a Uniform Member Agreement that obligates the member to deliver corn to us and an Annual Delivery Agreement by which each member annually elects the method the member would like to use to deliver corn — either Method A or Method B, or a combination of both.  Under Method A, a member is required to physically deliver corn to us either at the facility or another location reasonably designated by the Cooperative.  Under Method B, a member appoints us as its agent to arrange for the acquisition and delivery of corn on the member’s behalf.  Separate from leasing the facility from ProGold, Cargill is in the grain services business.  In order to most cost effectively provide delivery services to our members, the Cooperative has entered into an agreement with Cargill whereby we appoint Cargill as our agent to arrange for the delivery of the corn by our members who elect to deliver corn using Method A, and we appoint Cargill as our agent to acquire corn on our behalf for our members who elect to deliver corn using Method B.  If a member elects to deliver corn using Method B, the price per bushel the Cooperative pays to the member is equal to the price per bushel paid by Cargill to acquire the corn as our agent.  The Cooperative pays members who deliver corn under Method A the market price or contracted price for their corn at the time of delivery.  Members who deliver corn under Method A receive from the Cooperative an incentive payment of $.05 per bushel on the corn that they deliver while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having us deliver corn on their behalf.  The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of our Board of Directors.  While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf.

Annually, we notify Cargill of the volume of Method A corn to be delivered by each Method A member.  Once we provide notification to Cargill of the volume of corn, Cargill then confirms the amount of corn with each member and notifies that member with respect to quality specifications, allowances, deductions and premiums to be applicable to that corn.  That Method A member then directly contracts with Cargill for the contract price agreed upon for the corn or, in the absence of an agreed upon price, the market price per bushel for corn delivered on the day on which the corn is delivered and accepted at the facility.  With respect to all Method A corn that is delivered, Cargill pays to the Cooperative the aggregate purchase price for corn purchased from our members, and then, on our behalf, makes individual payments for corn directly to our members.  In the event a Method A member delivers more than its delivery commitment to Cargill, any corn delivered in excess of that commitment is handled as a direct sale of corn to Cargill and is priced at the current closing delivery corn price established by Cargill at the facility on the day it is unloaded.  In the event a Method A member delivers less than its committed amount of corn to Cargill, the quantity of the shortfall is then purchased and delivered by Cargill on our behalf, but this purchased corn is not credited to the Method A member’s account.  If a Method A member fails to fully satisfy the corn delivery requirement, Cargill purchases replacement corn for which we reimburse Cargill the amount by which the underlying contracted corn price is less than the price of buying the replacement corn that was due on the delivery date.  The Method A member who fails to deliver corn may then invoice for the price of the corn.  In addition, if a Method A member fails to deliver all of the corn it was obligated to deliver, that member’s allocation of our profit or losses and any cash distributions is proportionately reduced and we may terminate the member’s membership.

Based on what is to be delivered by our members using Method A, Cargill then purchases the remainder of the corn to be delivered by us on behalf of our Method B delivering members at such time and such quantities and at such prices it deems appropriate and in the best interest of us and Cargill.  Because Cargill purchases the corn on our behalf for our members who elect to deliver using Method B, the purchase price for the corn that would be paid to our members if they actually delivered the corn is offset against the payment to be made by us to Cargill for the cost to purchase the corn, thus no payment is made from Cargill to us for corn delivered using Method B.

Our members can change their delivery method annually, so the mix of Method A and Method B changes each year.

In exchange for the services set forth above with respect to handling our member’s delivery of corn to the wet-milling facility, we pay Cargill an annual fee of $92,000, which is paid in quarterly installments.  In addition, we also pay Cargill a per bushel fee if a Method A member fails to deliver corn.  This amount is in addition to any reimbursement required by us to Cargill for a Method A member’s failure to deliver.

Our income and/or losses are allocated and distributed to our members on a patronage basis based on each members’ volume of corn deliveries.  Our Bylaws establish a Method A delivery pool and a Method B delivery pool.  Generally, our income and/or losses are allocated annually based on the percentage of corn our members elect to deliver using either Method A or Method B.  Regardless of the actual percentage allocation between our members who deliver using Method A or Method B, our Bylaws require us to annually allocate at least 25% of our income and/or losses to the Method A pool.  The amount of our income and/or losses actually allocated to the Method A pool is a percentage equal to the greater of 25% or the actual percentage of corn delivered by our members under Method A.

If less than 25% of the corn is delivered by members using Method A, the members who do use Method A will be allocated 25% of our income and/or losses even though they deliver less than 25% of the corn obligated to be delivered by us to Cargill.  As a result of this requirement, a Method A member may receive a greater proportionate allocation of our income and/or losses than a Method B member who contracted to have the same amount of corn delivered.  Below is a table that illustrates the amount of our income and/or losses allocated to the Method A and Method B pools based on the varying percentages of members that elect either Method A or Method B delivery.

Illustrations of Allocations

Units Outstanding	15,490,480	15,490,480	15,490,480
Proforma Annual Net Income	$10,000,000	$10,000,000	$10,000,000
Method A Incentive per Bushel	$0.05	$0.05	$0.05
Method B Agency Fee per bushel	$0.02	$0.02	$0.02

Method A Delivery %	20%	25%	30%
Method A Delivered Bushels	3,098,096	3,872,620	4,647,144
Method B Delivery %	80%	75%	70%
Method B Delivered Bushels	12,392,384	11,617,860	10,843,336

Method A Allocation of Income and Losses(1)	25%	25%	30%
Method A Income Allocation	$2,500,000	$2,500,000	$3,000,000
Method A Income Allocation per Unit	$0.8069	$0.6456	$0.6456

Method B Allocation of Income and Losses(2)	75%	75%	70%
Method B Income Allocation	$7,500,000	$7,500,000	$7,000,000
Method B Income Allocation per Unit	$0.6052	$0.6456	$0.6456

(1)   The bylaws require that regardless of the percentage of bushels delivered by Method A that 25% of the income and/or losses (and the cash) be allocated and distributed to the Method A pool and then allocated to those members who elected Method A delivery based on patronage.

(2)   The Method B pool can never be allocated more than 75% of the income and/or losses in a given year.

For the 2010 fiscal year, 28.6% of members elected to deliver corn by Method A and 71.4% elected Method B.  This resulted in 28.6% of the Cooperative’s income and/or losses and 28.6% of any cash distributions being allocated to the Method A pool in fiscal year 2010, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in the Cooperative’s governing documents.

For the 2011 fiscal year, 28.7% of members have elected to deliver corn by Method A and 71.3% have elected Method B.  This will result in 28.7% of our income and/or losses and 28.7% of any cash distributions being allocated to the Method A pool in fiscal year 2011, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

Ownership in ProGold

The Cooperative owns a 49% interest in ProGold.  When it was originally formed, a 49% ownership interest represented a “majority” interest in ProGold because a 46% interest was owned by American Crystal Sugar Company and a 5% interest was owned by Minn-Dak.  Subsequently, American Crystal Sugar purchased Minn-Dak’s interests in ProGold, making it a 51% owner of ProGold.

In connection with its membership interest in ProGold, the Cooperative has the right and obligation to deliver corn to be processed at the wet-milling facility.  The Cooperative is also allocated 49% of the profits and losses of ProGold and is entitled to receive 49% of any cash that is distributed to ProGold’s members.

Currently, there are eleven members of ProGold’s board of governors and the Cooperative has the right to appoint five of these governors.  Members of the Cooperative’s Board of Directors occupy these seats and provide active oversight of the management of ProGold.  Based on percentage ownership in ProGold and representation on the ProGold board of governors the Cooperative does not control the operations of ProGold.  Extraordinary transactions such as a sale of ProGold or its assets, dissolution, as well as amendments to its operating agreement, approval of its strategic plan, approval of new members and approval of loans to ProGold by its members can be approved by American Crystal over the Cooperative’s objections.  Because American Crystal owns a controlling interest in ProGold, it must consolidate ProGold’s financial statements into its financial statements.

Even though the Cooperative does not control ProGold, American Crystal cannot sell or transfer its interest in ProGold to any other party without the Cooperative’s consent.  The Cooperative also has a right of first refusal to purchase American Crystal’s interest in ProGold if it receives an offer for or desires to sell its interests in ProGold.  Neither the Cooperative nor American Crystal can transfer its interests in ProGold without Cargill’s consent as long as the lease between Cargill and ProGold is in effect.  American Crystal may buy the Cooperative’s interests in ProGold if any one person acquires more than 10% of the Cooperative’s Units or if the Cooperative changes its voting structure to anything other than one member one vote.

Seasonality

Cargill operates the ProGold processing plant year-around but the facility only has enough corn storage on-site for approximately five days of operations.  Corn deliveries to the facility are typically required four or five days each week of the year.  Farmers harvest corn in October and November, although weather conditions have occasionally delayed harvest for some farmers into winter or spring.  Corn can be stored for a long period of time after it is harvested in storage facilities.

The Cooperative does not control when members deliver corn to Cargill for processing at the facility.  Some of members may elect to deliver higher volumes of corn immediately following harvest in October and November, while others prefer to deliver at times when local market prices are higher, typically in the Spring and late Summer months.  Corn price contracts that members and Cargill enter into each year typically anticipate these delivery trends and incent members to store their corn on their farms until fewer farmers wish to deliver to the plant.  As a result, while there is some seasonality to corn deliveries, members deliver corn every week of the year, and the Cooperative monitors and makes payments for those deliveries every week.

Intellectual Property Rights

The Cooperative does not hold any patents.  To the extent it develops proprietary information or rights, the Cooperative will rely on a combination of trade secrets, trademarks, nondisclosure agreements and technical measures to establish and protect our proprietary rights.

Research and Development

As a commodity-based business, the Cooperative does not conduct any research and development activities associated with either the development of new products or the development of new technologies for use in producing those products.

Employees

As of December 31, 2010, the Cooperative had 1 full-time employee, Executive Vice President, Mark Dillon, who serves in the capacity of chief executive officer and chief financial officer and one part-time employee neither of whom is covered by a collective bargaining agreement.  Management considers its employee relations to be good.

Legal Proceedings

The Cooperative is not currently involved in any legal proceedings.  In addition, we are not aware of other potential claims that could result in the commencement of legal proceedings.  The Cooperative carries insurance that provides protection against certain types of claims, up to policy limits.

Competition

As a grower-owned cooperative whose members are contractually obligated to deliver corn, the Cooperative is generally does not face competition in the market place for corn.  More importantly, its governing documents and contractual arrangements with Cargill contain contractual incentives for growers to deliver corn to the Cooperative and not to another processor.  Even if members do not fully satisfy their delivery commitments, there are sufficient supplies of corn to be purchased in the open market to meet any contract obligations to Cargill, with any costs to be charged to the defaulting member.

The Cooperative was formed in 1994 by a group of corn growers with a goal of adding value to the corn they delivered for processing.  Members invested in the Cooperative with the goal of creating a facility where they could not only find a certain market for their corn but where they could also benefit from a long term investment in a value added enterprise such as the ProGold facility.  There is no competition in attracting members to the Cooperative and its services.  Other grain shippers and corn processing facilities in the region provide competition for the purchase of corn from members, but most do not provide the opportunity for membership or partial ownership and any resulting additional profits from the operation or lease of their facilities.

Item 1A.  RISK FACTORS

The risks described below together with all of the other information included in this report should be considered carefully.  The risks and uncertainties described below and elsewhere in this Form 10 are not the only ones we face.  If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the distributions made to our members may decrease, the value of our units could fall, and a member could lose all or part of his, her or its investment.

Risks Relating to the Units

There is no public market for our Units and no public market is expected to develop.

There is no established public trading market for our Units, and we do not expect one to develop in the foreseeable future.  To maintain our partnership tax status, we do not intend to list the Units on any stock exchange or automatic quotation system.  As a result, our Units may have to be held for an indefinite period of time because the Units are not readily re-sellable.

Our Units are subject to significant restrictions on transfer.

The ability to transfer our Units is restricted by our Bylaws.  A member must obtain the prior consent of our Board of Directors before making any transfer of Units.  Transferability of Units is restricted in part to ensure that we are not deemed a “publicly traded partnership” and thus taxed as a corporation.  As a result, a member may have to hold Units for an indefinite period of time because the Units may not be able to be readily resold.

Risks Related to Our Operation.

We are required to allocate at least 25% of our income and/or losses to the Method A pool regardless of the percentage of corn actually delivered under Method A.

Our Bylaws require that our income and/or losses be allocated to the Method A pool in a percentage equal to the greater of 25% or the actual percentage of corn delivered under Method A.  If less than 25% of the corn is delivered by the members using Method A, the members who do use Method A will be allocated 25% of the income and/or losses even though they deliver less than 25% of the corn we are obligated to deliver.  As a result, the Method A member may receive a greater proportionate allocation of our income and/or losses than a Method B member who contracts to have the same amount of corn delivered.

A member electing to deliver corn under Method A who fails to deliver corn will not be allocated income and/or losses or receive cash distributions for that year in proportion to the shortfall.

If a member elects to deliver corn pursuant to Method A and then fails to deliver all of the corn he or she was obligated to deliver, his or her allocation of our income and/or losses and cash distributions will be proportionately reduced by the amount of corn the member failed to deliver pursuant to the terms of our Bylaws and Annual Delivery Agreement.

Risk Factors Related to Our Ownership of ProGold

We do not own a controlling interest in ProGold.

Our primary source of income is from our ownership interest in ProGold.  ProGold’s primary asset is the facility that it leases to Cargill.  We only own 49% of ProGold while American Crystal Sugar owns 51% of ProGold.  We do not have a controlling interest in ProGold and as a result of that we have risks with respect to dealing with our minority interest in ProGold.  Generally our business interests and American Crystal Sugar’s interests will be aligned with respect to decisions related to ProGold.  In the future, however, an issue could arise whereby we do not have the same interest and we would not have the ability to control ProGold.

The lease with Cargill for the facility expires in December 2017.

The corn wet-milling facility has been leased to Cargill since 1997.  The lease was recently renegotiated and extended for an additional ten year term.  The current lease term runs through December 31, 2017.  Cargill bears all expenses with respect to operating and maintaining the facility except for extraordinary capital projects that may arise.  Cargill is required to operate the facility and pay fixed lease payments subject to a very limited exception related to the availability of an adequate water supply.  If Cargill does not continue to lease the facility at the termination of the lease, ProGold’s options are to lease the facility to a third party, to run the facility itself or to sell the facility to another party.  There can be no assurances that a third party willing to operate or purchase the facility exists or that the value of the facility at the end of the lease will be such that it will be a profitable sale for ProGold, us or our members.

Tax Risks Related to Our Operation

The IRS could challenge our tax reporting positions which could materially adversely affect our members.

We have elected to be treated as a partnership for federal income tax purposes.  This means that we will pay no federal or state income tax at an entity level, but our members will pay tax on their share of our net income.  However, we could become taxable as a corporation if we are treated as a publicly traded partnership because of the manner in which our Units are transferred.

Our conversion to a cooperative association governed under Minnesota Statute 308B was a taxable event for both us (at the cooperative level) and our members.  The IRS might challenge any aspect of this transaction.  Any challenges brought by the IRS could adversely impact us or our members.

Our taxable income each year will depend in part on the depreciation, amortization and other cost recovery of the tax basis of the assets of ProGold.  Our initial aggregate basis is based on the fair market value of assets deemed received by our members in the conversion transaction.  However, the method of apportioning basis to our specific assets is uncertain, and the IRS could challenge the apportionment of basis to specific assets so as to increase the allocation to longer lived assets or assets that cannot be depreciated or amortized.  This generally would defer the timing of some of our depreciation, amortization and other cost recovery deductions.

The tax liability a member may be responsible for as a result of an allocation of income may exceed any cash distributions the member receives.

As described above, we do not expect to pay any federal income tax, and all of our income and/or losses will “pass through” to our members.  Members must pay tax on that allocated share of our taxable income every year.  Although we are required to make cash distribution of at least 30% of the allocated income each year, a member may not receive cash distributions from us sufficient to satisfy all of the member’s tax liabilities.  This may occur because of various factors, including accounting methodology, or if we decide to retain cash generated by the business to fund its activities or other obligations.

Members may not be able to fully deduct its share of our losses or its interest expense.

It is likely that most of our member’s interest in the Cooperative will be treated as a “passive activity.”  In the case of members who are individuals or personal services corporations, this means that a member’s share of any loss incurred by us will be deductible only against the member’s income or gains from other passive activities (e.g., S corporations and partnerships that conduct a business in which the holder is not an active or material participant).  Some closely held C corporations have more favorable passive loss limitations.  Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years.  Upon disposition of a taxpayer’s entire interest in a passive activity to an unrelated person in a taxable transaction, suspended losses with respect to that activity may then be deducted.

When the North Dakota cooperative was originally formed, members may have borrowed to purchase their shares and may have been deducting the interest expense.  As a result of the conversion transaction, part or all of some member’s interest expense may not be deductible in the same manner because it must be aggregated with other items of income and loss that the member has independently experienced from passive activities and subjected to the passive activity loss limitations.

Any audit of our tax returns resulting in adjustments could cause the IRS to audit our members’ tax returns, which could result in additional tax liability to our members.

The IRS may audit our tax returns and may disagree with the positions taken on those returns.  The tax rules regarding organizations like us are complex.  If challenged by the IRS, the courts may not sustain positions we took on our tax returns.  An audit of our tax returns could lead to separate audits of our members’ tax returns, especially if adjustments are required.  This could result in adjustments on our members’ tax returns and additional tax liabilities, penalties and interest to our members.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTY AND PROCESSING FACILITIES

We lease office space at 112 Roberts Street N, Suite 111, Fargo, ND 58102, our executive office.  The lease term runs until June 30, 2015, at an average monthly rate of approximately $754 per month for approximately 847 square feet.  We believe this space is adequate for our immediate needs.

Item 3.  LEGAL PROCEEDINGS

None

Item 4.  (REMOVED AND RESERVED)

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is no established trading market for our Units.  To maintain our partnership tax status, members may not trade their Units on an established securities market or readily trade the Units on a secondary market (or the substantial equivalent thereof).  All transfers are subject to approval by the Board of Directors and a determination that the transfer will not cause us to be deemed a publicly traded partnership.

We have restricted the ability of our members to transfer their Units in our Bylaws.  To help ensure that a secondary market does not develop, our Bylaws prohibits transfers without the approval of our Board of Directors.  The Board of Directors will not approve transfers unless they fall within “safe harbors” contained in the publicly traded partnership rules under the Internal Revenue Code and the related rules and regulations, as amended.  Any transfers of Units in violation of the publicly traded partnership rules or without the prior consent of the Board of Directors will be invalid.

There are no outstanding warrants or options to purchase, or securities convertible into, our Units.  As of the date hereof, there are 15,490,480 Units that are eligible for sale pursuant to Rule 144.  We have not agreed to register any Units under the Securities Act for sale by members or that is being, or has been publicly proposed to be, publicly offered by us.

Holders

As of the date hereof, there are 1,604 Unit holders of the Cooperative’s Units determined by an examination of the Cooperative’s stock records that the Cooperative maintains.  Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members.  The Cooperative made aggregate cash distributions of $9,158,003 to its members for the fiscal year ended August 31, 2008, which consisted of $2,318,848 paid to member to retire equity and $6,839,155 paid to members in redemption of Non-Qualified Written Notices.  For the fiscal year ended August 31, 2009 the Cooperative paid patronage dividends to its members equal to $6,346,746.75 and for the four month period fiscal year ended December 31, 2009 the Cooperative made aggregate cash distributions to its members of $4,946,875.80.  For the fiscal year ended December 31, 2010, the Cooperative made aggregate cash distributions to its members of $10,998,240.80.

Securities Authorized for Issuance under Equity Compensation Plans

The Cooperative currently has no equity compensation plan.

Purchases of Equity Securities by Golden Growers Cooperative

None

RECENT SALES OF UNREGISTERED SECURITIES

On August 31, 2009 the Cooperative completed transactions the changed its state of domicile and ultimately converted it from a North Dakota cooperative to a Minnesota cooperative association governed by Chapter 308B.  In connection with the transaction, the shareholders of the North Dakota cooperative exchanged their equity in the North Dakota cooperative for our Units.  Each share held by our members was exchanged for an equal number of our Units, with each Unit valued at $2.85.

The Cooperative claimed exemption from federal registration with respect to our issuance of these Units based on the application of exceptions to registration set forth in Rule 145(a)(2) of the

Securities Act of 1933 which requires an issuer to register with the Securities and Exchange Commission any securities to be issued as a result of a shareholder-approved merger or consolidation that may be deemed to be a new “investment decision,” unless the sole purpose of the merger or consolidation is to move the issuer’s domicile within the U.S. from one state to another.  We effected our change in domicile and conversion in order to change our state of incorporation from North Dakota to Minnesota which required a series of mergers.  We also claimed an exemption from state registration due to the application of the North Dakota Century Code and Minnesota Statute Chapter 80A.

On February 16, 2010, the Board of Directors caused the Cooperative to issue 31,493 Units to Mark Dillon, the Cooperative’s Named Executive Officer, in connection with the termination of the deferred compensation agreement between Mr. Dillon and the Cooperative.  These Units were issued as consideration for cancellation of contract rights held by Mr. Dillon at a per Unit price of $2.85.  The Cooperative claimed an exemption from federal registration with respect to this isolated issuance of Units under Section 4(2) of the Securities Act of 1933 and state registration due to the application of the Minnesota Statute Chapter 80A.  See discussion in “Executive Compensation — Deferred Compensation Agreement” for additional information regarding this issuance.

DESCRIPTION OF COOPERATIVE’S SECURITIES

Overview

As detailed throughout this report, membership in our Cooperative as well as ownership of our Units involves some unique and complex characteristics, rights and obligations.  The following description sets forth certain of the rights, obligations and characteristics.  The Cooperative is governed by Minnesota Statutes Chapter 308B, its Amended and Restated Articles of Organization, its Amended and Restated Bylaws and Minnesota law generally.

Capitalization

The Cooperative’s Bylaws authorize 60,000,000 Units, of which 15,490,480 are currently issued and outstanding.

Membership Interests; Units

The Units denote membership interest in the Cooperative for the purposes of allocating income, gain, loss, deduction, credit and distribution and the right to deliver corn to the Cooperative.  Our Bylaws authorize one class of membership interest or Units.  The Cooperative has a first lien on all Units for all indebtedness owed to the Cooperative of any member related to the Units.

Qualifications for Membership

Membership in the Cooperative is limited to any natural person, partnership (whether general or limited), joint venture, association, cooperative, corporation, trust, estate, limited liability company, limited liability partnership, unincorporated association, governmental entity, or any other legal entity, including an individual acting as a sole proprietorship or as a business, who is a resident of the United States and (i) has entered into an Uniform Delivery Agreement with us, (ii) has acquired at least 4,000 Units, and (iii) has been accepted and approved by our Board of Directors.

Termination of Membership

A member’s membership in the Cooperative may be terminated by a majority vote of the Board of Directors if any of the following events occur:  (a) a member has become ineligible for membership for any reason; (b) a member has failed to patronize the Cooperative for a period of one year or more; (c) a member fails to enter into, or ceases to have in effect, a member agreement with the Cooperative; (d) a member that is an individual dies and the member’s estate does not fulfill the member’s obligations pursuant to the Cooperative’s Bylaws, or a member that is a business entity ceases to exist and leaves no qualified successor to be a member as determined by the Board of Directors; or (e) the Board of Directors by resolution finds that a member has:  (i) intentionally or repeatedly violated any provision of the Articles of Organization or the Bylaws of the Cooperative; (ii) breached the member agreement or any other contract with the Cooperative, including but not limited to, the obligation to make timely payments on the member’s account with the Cooperative; (iii) taken actions that will impede the Cooperative from accomplishing its purposes; (iv) taken or threatened to take actions that may adversely affect the interests of the Cooperative or its members; or (v) willfully obstructed any lawful purpose or activity of the Cooperative.

If a member’s membership in the Cooperative is terminated, the terminated member immediately loses all rights to vote but continues to have rights to distributions and allocations, subject to all of the restrictions that apply and to the extent applicable.  The terminated member’s delivery obligation terminates as of the date his membership is terminated.  The Cooperative is required to refund the terminated member the value of the Units owned by the terminated member at the lesser of the book value or market value as of the date of termination less any amounts owed to the Cooperative by the member.  The refund is due and payable seven (7) years following the date of termination.  A terminated member may transfer his Units during the seven (7) year period to a person eligible for membership.

Voting Rights

Each member is entitled to one vote on all matters presented to the members for a vote, regardless of the number of Units owned by such member.

Capital Contributions and Initial Capital Accounts

The initial capital contribution of each of our members immediately after the conversion to a Minnesota 308B cooperative association was determined pursuant to the Plan of Conversion.  The value of the capital contribution of each initial member is equal the initial capital account for each member and was set at $2.85 per Unit.

The issuance of Units to future members of the Cooperative with the capital contribution and on such terms and conditions, upon execution of any documents and on any other terms and conditions as the Board determines to be appropriate.

Allocation of Income and Losses

General Allocation Rules

All items of income, gain, receipt, loss, deduction, and credit of the Cooperative for each fiscal year (Income and Losses) is allocated among our members, and our member’s capital accounts, on the basis of the ratio that the volume of the business done with or for each such member bears to the volume of the business done with or for all members who participate in the respective pools.

Limits on Allocation of Losses

In a fiscal year that results in a loss, the allocation of such loss to any member shall be limited to the positive balance in such member’s capital account, such that no member will have a deficit balance in their capital account.  Any loss not allocated to the members on account of the preceding sentence (Excess Loss) will be reallocated among the remaining members participating in the respective allocation pools on the basis of the ratio that the volume of the business done with or for such member bares to the volume of business done with or for all members in the pool.  To the extent we generate an income in a subsequent year, such income shall first be allocated to the members to whom Excess Losses have previously been allocated in order to offset the allocation of Excess Losses to the members’ capital accounts.  To effectuate this allocation of income, the income allocated to the capital accounts of the members from whom the Excess Losses were originally reallocated shall be decreased to properly reflect the amount of the previously allocated Excess Losses reallocated from such members.

Allocation Pools

Our Bylaws allow our Board of Directors to establish pools, or allocation units, on a reasonable and equitable basis, and the pools may be functional, divisional, departmental, geographic, or otherwise.  For the period prior to January 1, 2010, there was only one allocation pool, with all of our income for that period allocated solely on the basis of business conducted by our members with us.  Effective as of January 1, 2010, the Board of Directors established two allocation pools; an A Pool and a B Pool.  Members are able to participate in one or both of the two pools by entering into an Annual Delivery Agreement specifying the volume of corn to be delivered under either Method A or Method B or both.

A Pool

Members delivering corn under Method A participate in the A Pool allocations of income and/or losses.  Allocations of income and/or losses to the A Pool for any year must be equal to the greater of (i) the percentage that outstanding units held by members delivering under Method A bear to all outstanding units held by all members, or (ii) twenty-five percent (25%).  The income and/or losses allocated to the A Pool are further allocated among the members participating in the A Pool on the basis of patronage, which shall be the ratio that the volume of the business done with or for each such member bears to the volume of the business done with or for all members participating in the A Pool.

B Pool

Members delivering corn under Method B participate in the B Pool allocation of income and/or losses.  The percentage of the income and/or losses that are not allocated to the A Pool for a given year, are allocated to the B Pool.  The income and/or losses so allocated to the B Pool are further allocated among the members participating in the B Pool on the basis of patronage which shall be the ratio that the volume of the business done with or for each such member bears to the volume of the business done with or for all members participating in the B Pool.

Distributions

The Cooperative may make cash distributions at such time and in such amounts as determined from time to time by our Board of Directors in its sole discretion; provided that the we must annually, on or before March 1 of each year, make a cash distribution to our then current members equal to at least thirty percent (30%) of the income allocated to members for the prior year.  Any such cash distributions shall be made in a uniform and equitable basis among the members within a particular allocation pool on the basis of patronage.  Such cash distributions will be reduced by any tax withholding payments that are made on the member’s behalf.

Restrictions on Transfer of Units

Any transfer and/or assignment of Units (or the financial and governance rights associated therewith) must be approved by our Board of Directors.  The Bylaws prohibit the Board of Directors from approving any transfer and/or assignment if it would result in the transferee directly or indirectly owning more than ten percent (10%) of the issued and outstanding Units.  Units can only be transferred or assigned to persons who qualify as members.  See additional transfer restrictions described in the section below entitled “Publicly Traded Partnership Rule.”

Distribution of Assets upon Liquidation

On liquidation, all of our debts and liabilities must be paid according to their respective priorities.  Any remaining value must be distributed among the holders of Units based on the value of each such holder’s capital account.

Income Tax Considerations related to our Units and our Operations

The following summary is not intended to represent a detailed description of the income tax consequences applicable to a particular member in view of that member’s particular circumstances, nor is it intended to represent a detailed description of the income tax consequences applicable to investors subject to special treatment under the federal and state income tax laws.  However, the summary is based on current provisions of the Code, current, proposed and temporary Treasury Regulations, court decisions, and other administrative rulings and interpretations.  All of these sources of information are subject to change, and changes to any of these sources may be applied retroactively.  Subsequent changes in these authorities may cause the tax consequences to vary substantially from the consequences described below.  This summary does not discuss all the tax considerations that may be relevant to a particular member in light of his or her personal circumstances (including their state of residence), or to certain types of members that may be subject to special tax rules.  Therefore, members are always encouraged to consult their own tax advisors.

Taxation of as a Minnesota 308B Cooperative Association

As a result of the statutory conversion to a Minnesota 308B cooperative association, the Cooperative has elected to be taxed as a partnership for federal income tax purposes.  This means that the Cooperative pays no federal income tax at the entity level, and our members pay tax on their allocable share of our net income.

If the Cooperative fails to qualify for partnership taxation for whatever reason, we would be treated as a C Corporation for federal income tax purposes.  As a C Corporation, we would be taxed on our taxable income at corporate rates (currently a maximum thirty-five percent (35%) federal rate), distributions of our earnings and profits would generally be taxed to the members as corporate dividends (subject to a maximum federal income tax rate of fifteen percent (15%) through 2010), and our members would not be required to report the member’s share of our income, gains, losses or deductions on their tax returns.  Because a tax would be imposed upon us as an entity, the cash available for distribution to members would be reduced by the amount of tax paid which could cause a reduction in the value of the membership interests held by our members.

Flow-through of Taxable Income; Use of Calendar Year

Because the Cooperative has elected to be taxed as a partnership, each member of the Cooperative is required to report on his income tax return for the taxable year with which, or within which, ends the Cooperative’s taxable year his distributive share of the Cooperative’s income, gains, losses and deductions without regard to whether corresponding cash distributions are received.  The Cooperative will provide each member with an annual Schedule K-1 indicating the member’s share of our income, loss and their separately stated components.

Because we are taxed under Subchapter K as a partnership, Code Section 706(b) requires us to have our own taxable year separate from the taxable years of our members.  A partnership generally must use the “majority interest taxable year” which is the taxable year that conforms to the taxable year of the holders of more than fifty percent (50%) of its interests.  In our case, we believe that the majority interest taxable year is the calendar year ending on December 31.

Allocation of Income and Losses

Under Code Section 701, an entity, such as the Cooperative, subject to taxation as a partnership under Subchapter K of the Code, is not itself subject to Federal income taxation.  Instead, each of our members will be required to report his or her allocable share of our income and/or losses, and each of our members will be liable for federal income tax on such income in each member’s individual or separate capacity.  Code Section 702 provides that the character of any such item of income or deduction allocated to a member will be the same as its character to the Cooperative.  Each member will be taxed on his or her distributive share of our income even though the equivalent amount of cash may not be distributed to such member.

Section 704(a) of the Code provides that a member’s distributive share of all income, gain, loss, deduction or credit shall be determined by the partnership agreement.  In the case of the Cooperative, that agreement is our Bylaws.

Our Bylaws generally provide for the maintenance of capital accounts in accordance with the requirements of the 704(b) Regulations.  Under the 704(b) Regulations capital account maintenance rules, the Cooperative is required to maintain a capital account for each member, which generally is:  (1) increased by the amount of money and the fair market value of the property contributed by the member; (2) increased by the allocations of partnership income or gain (or items thereof); and (3) decreased by  the amount of money and the fair market value of property distributed to the member; and (4) decreased by the allocations of partnership deductions or losses (or items thereof).  Liquidation proceeds are distributed in accordance with positive capital account balances, and the Bylaws limit the allocation of losses to such members’ positive capital account balances.

Tax Treatment of Distributions

Under Section 731 of the Code, cash distributions by the Cooperative to our members generally will not be taxable to the members for federal income tax purposes as long as distributions do not exceed the member’s basis in the member’s Units immediately before the distribution.  However, cash distributions in excess of a member’s basis in the Cooperative’s Units -- which are considered unlikely -- will be treated as gain from the sale or exchange of the member’s Units under the rules described below for Unit dispositions.

Initial Tax Basis of Units and Periodic Basis Adjustments

Under Section 722 of the Code, a member’s initial basis in his or her Units in the Cooperative will be equal to the sum of the amount of money contributed to the Cooperative.  This amount is increased by a member’s share of our debt.  The Cooperative has no indebtedness.  Since the property deemed to be contributed by each member is the property received in the constructive taxable liquidation occurring upon the Minnesota 308B conversion, each member’s initial basis in our Units should be equal to the fair market value of those Units as reported by the member in determining the member’s gain or loss on the conversion transaction.  We informed our members of each member’s initial basis in our Units when conversion date values and liabilities were determined.

A member’s initial basis in our Units will be increased to reflect the member’s distributive share of our taxable income.  If a member makes additional capital contributions at any time, the adjusted Unit basis will be increased by the amount of any cash contributed.

Under Section 705 of the Code, a member’s Unit basis generally will be decreased, but not below zero, by (1) the amount of any cash distributed to the member; (2) the basis of any other property distributed; (3) the member’s distributive share of losses and nondeductible expenditures of the Cooperative that are “not properly chargeable to capital account;” and (4) any reduction in that member’s share of our debt.

Unit basis calculations are complex.  A member is only required to compute Unit basis if the computation is necessary to determine his or her tax liability, but accurate records should be maintained.  Typically, basis computations are necessary at the following times:

•                  the end of a taxable year during which the Cooperative suffered a loss, for the purpose of determining the deductibility of the member’s share of the loss;

•                  upon the liquidation or disposition of a member’s interest; and

•                  upon the non-liquidating distribution of cash or property to a member, in order to ascertain the basis of distributed property or the taxability of cash distributed.

Except in the case of a taxable sale of a Unit by a member or the liquidation of the Cooperative, exact computations are generally not necessary.  For example, a member who regularly receives cash distributions that are less than or equal to his or her share of our taxable income will have a positive unit basis at all times.  Consequently, no computations are necessary to demonstrate that cash distributions are not taxable to the member under Section 731(a)(1) of the Code.  The purpose of the basis adjustments is to keep track of a member’s “tax investment” in the Cooperative, with a view toward preventing double taxation or exclusion from taxation of income items upon ultimate disposition of the Units.

Member’s Limitation on Deduction of the Cooperative Deductions or Losses

A member may not deduct his or her allocable share of the Cooperative’s losses to the extent such losses exceed the member’s basis in his or her Units.  Excess losses are carried forward indefinitely, and such losses may be deducted to the extent that, at the end of any subsequent year, the member’s basis in his or her interest exceeds zero.

Section 465 of the Code limits, in certain circumstances, the amount of loss that a member may deduct in connection with such member’s share of our activities.  That Section provides that certain taxpayers (including individuals) who sustain a loss may deduct such loss only to the extent of the amount the taxpayer has “at risk” at the end of a taxable year.

The member’s ability to deduct losses of the Cooperative may also be limited, in certain circumstances, under the passive loss rules of Section 469 of the Code.  Under these rules, losses and credits from a business activity in which the taxpayer does not materially participate (a passive activity) generally may only offset income from the taxpayer’s other passive activities.  Therefore, the excess of a taxpayer’s aggregate losses from passive activities for the taxable year over aggregate income from passive activities for the taxable year is not allowed as a deduction against the taxpayer’s other income, including salary, active business income and portfolio income (such as dividends, interest, annuities, royalties, and non-business capital gains, and including portfolio income passed through to the taxpayer from a passive activity).  Losses and credits from passive activities that are not allowed can be carried forward indefinitely and, generally, will be allowed in subsequent years against income from passive activities.  Disallowed losses or credits from a passive activity are allowed in full when the taxpayer recognizes gain or loss upon a disposition of his entire interest in the activity.  The limitations on deductibility of passive losses also apply for alternative minimum tax purposes.

Section 1.469-5T of the Temporary Treasury Regulations provide detailed safe harbor rules for determining whether a taxpayer is active or passive with respect to an activity.  It is anticipated that most members will generally not be treated as materially participating in the Cooperative’s trade or business.

Members who borrowed to purchase their equity interest in the North Dakota cooperative may have been deducting the interest expense.  Since the conversion occurred, this interest expense will need to be aggregated with other items of income and loss from passive activities and subjected to the passive activity loss limitations.  To illustrate, if a member’s only passive activity is the Cooperative, and if the Cooperative incurs a net loss, no interest expense on related borrowing would be deductible.  If that member’s share of our taxable income is less than the related interest expense, the excess would be nondeductible.  In both instances, the disallowed interest would be suspended and would be deductible against future passive activity income or upon disposition of the member’s entire interest in the Cooperative to an unrelated party in a fully taxable transaction.

Alternative Minimum Tax

The Cooperative is deemed to hold a proportionate share of the assets held by ProGold.  ProGold owns depreciable property.  To the extent ProGold adopts or has adopted an accelerated method of depreciation for income tax purposes, it is possible that that an adjustment for depreciation expense for Alternative Minimum Tax purposes could flow through on the K-1’s issued to each of our members.

Publicly Traded Partnership Rules

The Cooperative has elected to be taxed as a partnership which provides for flow-through taxation.  Because the Cooperative has many members, it could potentially be classified as a “publicly traded partnership” which could have adverse consequences on the Cooperative and our members.  A partnership that constitutes a “publicly traded partnership,” as defined in Section 7704(b) of the Code, is generally treated as a C Corporation for federal tax purposes.  The Cooperative has instituted various transfer restrictions and other policies to avoid being classified as a publicly traded partnership under Section 7704 of the Code by restricting transfers of Units in the manner described below.

By way of explanation, a partnership is classified as a publicly traded partnership if its interests are either:

•                  traded on an established securities market; or

•                  readily tradable on a secondary market or the substantial equivalent thereof.

We do not intend to list the Units on the New York Stock Exchange, the Nasdaq Stock Market, or on any other exchange or system which would be classified as an established securities market under the Code and Treasury Regulations.

Section 1.7704-1(j) of the Treasury Regulations provides for a safe harbor which shelters interests from being deemed readily tradable on a secondary market or its substantial equivalent under the general “facts and circumstances” test when there is a “lack of actual trading” of the interests.  The Cooperative only allows those transfers of interests during any taxable year that permits the Cooperative to qualify under this “lack of actual trading” safe harbor.  This safe harbor applies where the sum of the interests in capital or profits transferred during the tax year of the partnership does not exceed two percent (2%) of the total interests in capital or profits.  For purposes of testing compliance with this safe harbor, the following types of transfers, which are explained below, will be allowed by the Cooperative, subject to approval by the Board of Directors:

•                  “private” transfers;

•                  transfers pursuant to a “qualified redemption or repurchase agreement”; and

•                  transfers through a “qualified matching service.”

Private transfers include:

•                  gift transfers or transfers under Section 732 of the Code;

•                  transfers at death, including transfers from an estate or testamentary trust;

•                  transfers between members of a family, which is defined as brothers and sisters (whether by the whole or half blood), spouses, ancestors, and lineal descendants under Section 267(c)(4) of the Code;

•                  transfers involving the issuance of interests by the entity in exchange for cash, property or services;

•                  transfers involving distributions from retirement plans qualified under Section 401(a) of the Code or an individual retirement plan;

•                  “block” transfers, which are defined as transfers by a member and any related person as defined in Sections 267(b) and 707(b)(1) of the Code in one or more transactions during any thirty (30) calendar-day period, of interests which, in the aggregate, represent more than two percent (2%) of the total interests in the entity’s capital or profits;

•                  transfers pursuant to a plan of redemption or repurchase maintained by the entity by which the partners may tender their interests for purchase by the entity, another member, or a person related to a member, but only where either the right to purchase is exercisable only upon the member’s death, disability, mental incompetence, retirement, or termination from performance of active service;

•                  transfers pursuant to a “closed end” plan so that the entity does not issue any interests after the initial offering and no member or person related to a member provides contemporaneous opportunities to acquire interests in similar or related entities which represent substantially identical investments;

•                  transfers by one or more members of interests representing more than fifty percent (50%) of the total interests in the capital and profits in one transaction or series of related transactions; and

•                  transfers not recognized by the entity.

Transfers pursuant to a qualified redemption or repurchase agreement include transfers where:

•                  the agreement provides that a transfer cannot occur until at least sixty (60) days after the entity receives written notice of the member’s intent to exercise the redemption or repurchase right;

•                  the agreement provides that the purchase price not be established until at least sixty (60) days after receipt of notification or that the purchase price not be established more than four times during the entity’s tax year; and

•                  the sum of the percentage interests in capital or profits transferred during the entity’s taxable year, not including private transfers, does not exceed ten percent (10%) of the total percentage interests in capital or profits.

Transfers will be deemed to occur through a qualified matching service if:

•                  the matching service consists of a computerized or printed system that lists customers’ bids and/or ask prices in order to match prospective buyers and sellers of interests;

•                  matching occurs either by matching the list of interested buyers with the list of interested sellers or through a bid and ask process that allows interested buyers to bid on the listed interest;

•                  the selling member cannot enter into a binding agreement to sell the interest until the fifteenth (15th) calendar day after the selling member’s interest is made available to potential buyers, which date must be confirmable by maintenance of contemporaneous records;

•                  the closing of a sale effected through the matching service does not occur prior to the forty-fifth (45th) calendar day after the interest is made available to potential buyers;

•                  the matching service displays only quotes that do not commit any person to buy or sell an interest at the quoted price, or quotes that express an interest in acquiring an interest without an accompanying price, and does not display quotes at which any person is committed to buy or sell an interest at the quoted price;

•                  the selling member’s information is removed within one hundred twenty (120) days of the listing and is not re-entered into the system for at least sixty (60) days after its deletion; and

•                  the sum of the interests in the capital or profits transferred during the entity’s tax year, not including private transfers, cannot exceed ten percent (10%) of the total interests in the capital or profits of the entity.

The Cooperative has made arrangements with Alerus to serve as a qualified matching service that meets the requirements set forth above.

Tax Consequences of Disposition of Units

Recognition of Gain or Loss

A member will recognize gain or loss on a sale of our Units equal to the difference between the amount realized and the member’s basis in the Units sold.  The amount realized includes cash, the fair market value of other property received, plus the member’s share of our debt.  Because of the inclusion of debt in a member’s basis, it is possible that a member could have a tax liability on sale that exceeds the proceeds of sale.  While this result is common in “tax shelters,” it is quite unlikely in the case of a typical business operation such as that of the Cooperative.

Gain or loss recognized by a member on the sale or exchange of a Unit held for more than one year generally will be taxed as long-term capital gain or loss.  A portion of this gain or loss, however, will be separately computed and taxed as ordinary income or loss under Section 751 of the Code to the extent attributable to depreciation recapture, other “unrealized receivables” or “substantially appreciated inventory” owned by the Cooperative.  The Cooperative has adopted conventions to assist those members that sell Units in apportioning the gain among the various categories if applicable.

Allocations and Distributions Following Unit Transfers

Section 706(d) of the Code requires that income and loss allocations with respect to Units that are transferred during a fiscal year must take into account the varying interests of the transferor and transferee during the year.  Further, Treasury Regulations Section 1.706-1(c) proscribes several methods, including the interim closing of the books and the daily proration method.  The interim closing of the books method allocates profits and losses through the transfer date to the transferor and after the transfer date to the transferee.  The proration method is essentially a rule of administrative convenience that allocates annual income between the transferor and transferee based on the portion of the year that has elapsed prior to the transfer.  We determine our profits and loss annually, and we will allocate the profit or loss for the year of transfer between transferors and transferees of Units using a proration method based on the proportion of corn that has been delivered as of the date of the transfer.  Transfers of Units with respect to which Method A delivery is applicable will be permitted only after the member has delivered 100% of the corn requirement for that taxable year.

The Board of Directors will review Unit transfers quarterly.  Unit transfers that are approved will be recognized as occurring at the beginning of the first day of the next quarter following the quarter in which the notice, documentation, information, and approval requirements of the transfer have been substantially complied with to the satisfaction of the Cooperative (Transfer Date).  Allocations will be made to the transferor on a prorated basis based upon the volume of corn delivered between the beginning of the taxable year through the Transfer Date.  The transferee will be allocated its share of the allocations based on the volume of corn delivered after the Transfer Date through the end of the taxable year of the transfer.  The Board of Directors has the authority to adopt another reasonable method and/or convention with respect to the allocations and distributions.

Although a transferor member will receive an allocation of income that must be reported on the member’s tax return, any distribution of cash that is made by the Cooperative with respect to the allocated income will be paid to the transferee member.  Such distribution will be reduced by any tax withholding payments that are made on the transferor’s behalf.  Accordingly, the transferor and transferee should plan accordingly in addressing the income tax and cash flow implications of a transfer of units.  Members should consult their tax advisor and legal counsel before entering into a sale or exchange of our units.

Effect of Tax Code Section 754 Election on Unit Transfers

The adjusted basis of each member in its Units (outside basis) initially will equal the member’s proportionate share of the adjusted basis of the Cooperative in our assets (inside basis).  Over time, however, it is probable that changes in Unit values and cost recovery deductions will cause the value of a Unit to differ materially from the member’s proportionate share of the inside basis.  Section 754 of the Code permits us to make an election (a 754 Election) that allows a transferee who acquires our Units either by purchase, or upon the death of a member, to adjust the transferee member’s share of the inside basis to fair market value as reflected by the Unit price in the case of a purchase, or the estate tax value of the Unit in the case of an acquisition upon death of a member.  Once the amount of the transferee member’s basis adjustment is determined, it is allocated among the transferee’s pro-rata portion of our various assets pursuant to Section 755 of the Code.

A 754 Election could be beneficial to the transferee member when such member’s outside basis is greater than such member’s proportionate share of the entity’s inside basis.  In this case, if a 754 Election were in effect, a special calculation would be made solely for the benefit of the transferee member that would determine the member’s cost recovery deductions and the member’s gain or loss on disposition of Cooperative property by reference to the member’s higher outside basis.  The 754 Election will be detrimental to the transferee member if the member’s outside basis is less than the member’s proportionate share of inside basis.

Our Bylaws provide that our Board of Directors does not have authority to authorize a 754 Election on the Cooperative’s behalf.  A 754 Election is beneficial only where the tax benefits made available to affected Unit holders and their transferees by the 754 Election are likely to be sufficient to justify the increased cost and administrative burden of accounting for the resulting basis adjustments.  Once made, a 754 Election is irrevocable unless the IRS consents to its revocation.  In the event our Bylaws are amended to provide the Board of Directors authority to make a 754 Election, then, at such time a 754 Election is made on behalf of the Cooperative, the Board of Directors will notify the members of the manner in which to comply with applicable rules.

Other Tax Matters

Tax Information to Members; Consistent Reporting

We are required to provide each member with a Schedule K-1 (or authorized substitute therefore) on an annual basis.  Harsh penalties are provided for failure to do so unless reasonable cause for the failure is established.  Each member’s Schedule K-1 will set out the holder’s distributive share of each item of income, gain, loss, deduction or credit that is required to be separately stated.  Each member must report all items consistently with Schedule K-1 or, if an inconsistent position is reported, must notify the IRS of any inconsistency by filing Form 8062, “Notice of Inconsistent Treatment or Administrative Adjustment Request (AAR),” with the original or amended return in which the inconsistent position is taken.

IRS Audit Procedures

Section 6221 of the Code requires the tax treatment of all “partnership items” to be determined at the entity level, rather than the member level.  Partnership items are those items that are more appropriately determined at the partnership level than at the partner level as provided by the Code and the

Treasury Regulations (the Unified Audit Rules).  Since we are taxed as a partnership, these rules are applicable to it and its members.

The Unified Audit Rules allow the IRS to challenge the reporting position of an entity that is taxed as a partnership for income tax purposes by conducting a single administrative proceeding to resolve the issue with respect to all of the entity’s members.  However, the IRS must still assess any resulting deficiency against each of the taxpayers who were members of such entity in the year in which the understatement of tax liability arose.  Any member of an entity taxed as a partnership can request an administrative adjustment or a refund for such member’s own separate tax liability.  Any member also has the right to participate in such “partnership-level” administrative proceedings.  A settlement agreement with respect to partnership items binds all parties to the settlement.

IRS rules establish the “Tax Matters Partner” as the primary representative of an entity in dealings with the IRS.  The Tax Matters Partner must be a “member-manager” which is defined as a member who, alone or together with others, is vested with the continuing exclusive authority to make the management decisions necessary to conduct the business for which the organization was formed.  In our case, this would be a member of the Board of Directors who is also a member of the Cooperative.  The Bylaws provide for the Board of Directors to designate the Tax Matters Partner.

Self-Employment Tax

The Code and Treasury Regulations provide that general partners are subject to self-employment tax on their distributive share of partnership income and that limited partners who do not render services to the partnership are not subject to self-employment tax.  Neither the Code nor the Treasury Regulations directly address the treatment of our members for self-employment tax purposes.  Proposed Treasury Regulations, however, were issued in 1997 that provide generally for imposition of the self-employment tax on limited liability company members only if such members:  (i) have personal liability for limited liability company obligations; (ii) have authority to contract on behalf of the limited liability company; or (iii) participate in the limited liability company’s business for more than 500 hours each year.  Few, if any, of our members would be subject to self-employment tax under this test unless such members are employees of the Cooperative.  Members who are employees of the Cooperative will be subject to self-employment taxes not only on the member’s share of our taxable income, but also on the member’s salary and certain fringe benefits that are not deductible in calculating taxable earnings from self-employment.

The status of the Proposed Treasury Regulations is uncertain because they were subject to a Congressional moratorium that ended July 1, 1998, and the Treasury still has not taken steps to finalize them.  Nevertheless, because of the similarity of our members and limited partners, it is believed to be highly likely that members of the Cooperative will be treated similar to limited partners, i.e., generally not subject to self-employment tax on a member’s share of our earnings.

State Income Taxes

The Cooperative’s members generally are subject to tax in each member’s state of residence as well as in those states in which the entity does business if a member’s share of income exceeds the minimum filing requirements.  Since we will potentially be doing business in several states, this could create a substantial reporting burden for the members.  Most states, however, allow “composite reporting” by partnerships and limited liability companies which means that the entity pays income taxes to the various states and the individual members are relieved of the reporting responsibility in states other than the member’s state of residence.  The member’s state of residence generally will allow a tax credit for state income taxes paid by the entity for the benefit of the member.  For example, a member who is a resident of Minnesota will report the member’s entire share of the Cooperative’s income, but the member will receive credit on the member’s Minnesota return for taxes paid to North Dakota and other states on the member’s behalf.  The Minnesota resident member generally will not have to file individually in other states if the Cooperative elects to file composite tax returns.  We do not anticipate electing to file composite tax returns.  This result, however, may vary depending on the state of which a particular member is a resident.  Members are encouraged to consult their own tax advisors on this matter.

The Cooperative will be required to file a tax return in North Dakota and under North Dakota law the Cooperative will be required to withhold and remit 5.54% of any allocations that are made to nonresidents of North Dakota.  Nonresident withholding is required irrespective of any cash distributions that may be made.  Therefore, any cash distributions that are made will be reduced by any tax withholding payments that have been made on member’s behalf.

Item 6.  SELECTED FINANCIAL DATA

The following table presents our selected historical financial data.  We derived the selected income statement data from our audited financial statements as a North Dakota cooperative for the years ended August 31, 2006, 2007, 2008 and 2009, and from the Minnesota 308B cooperative association financial statements for the four-month period ended December 31, 2009 and the fiscal year ended December 31, 2010, which have been audited by Widmer Roel P.C., independent auditors.  The historical results are not necessarily indicative of the results that may be expected in the future.  You should read this data together with our financial statements and related notes included elsewhere in this report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INCOME STATEMENT DATA:

(in thousands, except share and per share data)

	YEAR ENDED AUGUST 31,				4 MONTHS ENDED DECEMBER 31	YEAR ENDED DECEMBER 31
	2006	2007	2008	2009	2009	2010

Corn Revenue	$33,165	$35,979	$53,442	$75,806	$18,293	$58,015
Corn Expense	(33,268)	$(36,074)	$(53,534)	$(75,898)	$(18,300)	$(58,114)
Net Income from ProGold Limited Liability Company	4,568	5,636	6,896	6,103	2,200	5,900
General & Administrative Expenses	(470)	(485)	(671)	(1,081)	(187)	(819)
Net Income from Operations	3,995	5,056	6,133	(70,876)	2,006	4,982
Interest Income	221	153	282	67	17	27
Net Income Before Income Tax	4,216	5,209	6,415	(70,809)	2,023	5,009
Income Tax Provision	—	196	72	44	—	—
Net Income	$4,216	$5,013	$6,343	$(70,853)	$2,023	$5,009

Weighted Average Shares/Units Outstanding	15,535,987	15,498,487	15,458,987	15,458,987	15,458,987	15,474,734

Primary and Fully Diluted Earnings Per Share	$0.27	$0.32	$0.41	$(4.58)	$0.13	$0.32

BALANCE SHEET DATA:

	AUGUST 31,		DECEMBER 31,	DECEMBER 31,
	2008	2009	2009	2010

Current Assets:
Cash and Cash Equivalents	$—	$79	$3,293	$2,295
Short-Term Investments	2,066	5,436	314	215
Other Current Assets	282	369	22	—
Total Current Assets	2,348	5,884	3,629	2,511

Investment in ProGold Limited Liability Company	59,839	54,950	53,646	49,072

Other Non-Current Assets	3	14	12	7
Total Assets	$62,190	$60,848	$57,287	$51,590

Current Liabilities	$448	$500	$108	$259

Members’ Equity:
Membership Units			57,179	51,331
Common Stock, Class A Membership Stock	248	245
Common Stock, Class B Equity Stock	53,334	53,334
Additional Paid in Capital	2,687	2,687
Accumulated Other Comprehensive Income	—	(144)	(132)	(144)
Retained Earnings	5,473	4,082
Total Members’ Equity	61,742	60,348	57,179	51,331

Total Liabilities and Members’ Equity	$62,190	$60,848	$57,287	$51,590

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Cooperative’s financial statements, the notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K.  The following discussion contains forward-looking statements.  Such statements are based on assumptions by the Cooperative’s management as of the date of this report and are subject to risks and uncertainties, including those under the heading entitled “Risk Factors,” that could cause actual results to differ materially from those anticipated.  Readers should not place undue reliance on such forward-looking statements.

Overview

Golden Growers Cooperative is a value added agricultural cooperative association owned by 1,604 corn members who deliver their corn to the Cooperative for processing into a value-added product.  Effective September 1, 2009, Golden Growers Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B.

Golden Growers Cooperative was initially formed on July 29, 2009 under Minnesota Statutes Chapter 308A as a wholly-owned cooperative subsidiary of the original North Dakota cooperative of the same name.  Effective as of September 1, 2009, the original North Dakota cooperative was merged with and into the Minnesota 308A cooperative to change Golden Growers Cooperative’s domicile from North Dakota to Minnesota.  In connection with the change of domicile, Golden Growers Cooperative converted from a Minnesota 308A cooperative to a Minnesota 308B cooperative association and the North Dakota cooperative that was historically tax exempt under Section 521 of the Code, became a Minnesota cooperative association governed as a cooperative for state law purposes, but taxed as a partnership under Subchapter K of the Code for tax purposes.  Golden Growers Cooperative, except for changes to the structure and operations as a result of the change in domicile and statutory conversion, continues to operate the business it has historically operated.

Results of Operations

Due to its change in domicile and conversion from a Minnesota 308A cooperative to a Minnesota 308B cooperative association, the Cooperative’s fiscal year end changed from August 31 to December 31 resulting in a four-month fiscal year period ended December 31, 2009 which is compared against the twelve-month fiscal year ended December 31, 2010 and the historic financial annual financial information from prior fiscal years ended August 31.

Comparison of Fiscal Year Ended December 31, 2010 and Four-Month Period Ended December 31, 2009

Revenues.  The Cooperative derives revenue from two sources:  operations related to the marketing of members’ corn and income derived from the Cooperative’s membership interest in ProGold.  The corn marketing operations generate revenue for the Cooperative equal to the value of the corn that is delivered to Cargill.  The Cooperative recognizes expense equal to this same amount which results in the corn marketing operations being revenue neutral to the Cooperative, except for revenue from the Method B agency fee and expenses related to the Method A incentive payments, required licensing and bonding expenses, and the service fee paid to Cargill.

For the fiscal year ended December 31, 2010, the Cooperative sold approximately 15.5 million bushels of corn compared to 5.2 million bushels of corn sold during the four months ended December 31, 2009.  For the fiscal  period ended December 31, 2010 and 2009, the Cooperative recognized corn revenue of $58,015,000 and $18,293,000, respectively, an increase of 217% due primarily to an increase in the number of bushels of corn sold in 2010 compared to 2009 due to the shortened fiscal period for 2009.  The Cooperative recognized corn expense of $58,114,000 and $18,300,000 in 2010 and 2009 respectively, an increase of 218% due primarily to an increase in the number of bushels purchased in 2010 compared to 2009 due to the shortened fiscal period for 2009.  For the fiscal year ended December 31, 2010, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,422,904 bushels of corn using Method A and 11,059,525 bushels of corn using Method B resulting in incentive fee expense of $221,145 and agency fee income of $223,355 for this period.  The Cooperative did not pay an incentive fee for Method A delivery prior to its reorganization into a 308B cooperative association effective September 1, 2009 and all deliveries between September 1, 2009 and December 31, 2009 were deemed to be delivered via Method B with the agency fee waived.  For the fiscal periods ended December 31, 2010 and 2009, the Cooperative recognized expense of $92,000 and $7,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the fiscal year ended December 31, 2010, of $5,900,000 compared to $2,200,000 for the period ended December 31, 2009, a decrease related to the shortened fiscal year for 2009.

General and Administrative Expenses.  The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  The general and administrative expenses for the fiscal year ended December 31, 2010, was $819,000 compared to $187,000 for the fiscal period ended December 31, 2009, which was primarily the result of the shortened fiscal period for 2009.

Interest Income.  Interest income for the fiscal year ended December 31 2010, was $27,000 compared to $17,000 for the fiscal year ended December 31, 2009.

Fiscal Period Ended December 31, 2009 Compared to Four-Month Period Ended December 31, 2008

Revenues.  During the four month periods ended December 31, 2009 and 2008, the Cooperative recognized corn revenue of $18,293,000 and $53,643,000 respectively, a decrease of 66% due primarily to a decrease in the number of bushels of corn sold in 2009 compared to 2008 and a decrease in the selling price per bushel of corn in 2009 compared to 2008.  During the four months ended December 31, 2009, the Cooperative sold approximately 5.2 million bushels of corn compared to 10.2 million bushels of corn sold during the four months ended December 31, 2008.  The Cooperative recognized corn expense of $18,300,000 and $53,663,000 in 2009 and 2008 respectively, a decrease of 66% due primarily to a decrease in the number of bushels of corn purchased in 2009 compared to 2008 and a decrease in the cost per bushel of corn in 2009 compared to 2008.  During 2009, the Cooperative purchased approximately 5.2 million bushels of corn compared to 10.2 million bushels purchased in 2008.  The Cooperative recognized expense of $7,000 and $21,000, for the four month periods ended December 31, 2009 and 2008, respectively, in connection with costs incurred to Cargill in connection with its corn marketing operation.

The Cooperative derived income from ProGold for the four month fiscal year ended December 31, 2009, of $2,200,000 an increase of $13,000 or 1% as compared to the four month period ended December 31, 2008.

General and Administrative Expenses.  The Cooperative’s general and administrative expenses for the four month fiscal year ended December 31, 2009, was $187,000, a decrease of $44,000 or 19% compared to the four month period ended December 31, 2008, which was primarily the result of a decrease of $27,000 in professional fees from 2009 to 2008 as a result of less costs incurred in connection with the cooperative conversion during the four month period ended December 31, 2009 compared to the four month period ended December 31, 2008.

Interest Income.  Interest income for the four month fiscal year ended December 31, 2009, was $17,000 compared to $47,000 for the four month period ended December 31, 2008.  The decrease was a result of the Cooperative holding less cash reserves and investment securities in 2009 compared to 2008.

Fiscal Year Ended August 31, 2009 Compared To Fiscal Year Ended August 31, 2008

Revenues.  The Cooperative recognized corn revenue of $75,806,000 and $53,442,000 in 2009 and 2008 respectively, an increase of 42% due primarily to an increase in the selling price per bushel of corn in 2009 compared to 2008.  The Cooperative sold approximately 15.5 million bushels of corn for each of the fiscal years ended August 31, 2009 and 2008.  The Cooperative recognized corn expense of $75,898,000 and $53,534,000, an increase of 42% due primarily to an increase in the cost per bushel of corn in 2009 compared to 2008.  The Cooperative purchased approximately 15.5 million bushels of corn for each of the fiscal years ended August 31, 2009 and 2008.  The Cooperative recognized expense of $92,000 for the fiscal year ended August 31, 2009, compared to $92,000 for the fiscal year ended August 31, 2008 in connection with costs incurred to Cargill in connection with its corn marketing operation.  The Cooperative derived income from ProGold for the fiscal year ended August 31, 2009, totaling $6,103,000, a decrease of $793,000 or 13% as compared to fiscal year ended August 31, 2008.  The decrease in revenues was due primarily to the decrease in rental income paid to ProGold by Cargill in accordance with the terms of the lease between ProGold and Cargill.

General and Administrative Expenses.  General and administrative expenses for the fiscal year ended August 31, 2009 was $1,081,000, an increase of $410,000 or 61% as compared to the fiscal year ended August 31, 2008.  The increase was due primarily to expenses associated with our change of domicile and conversion.

Interest Income.  Interest income for the fiscal year ended August 31, 2009 was $67,000, a decrease of $215,000 or 76% as compared to the fiscal year ended August 31, 2008.  This decrease was primarily the result of a reduction in cash reserves and reduced interest rates paid by banks on certificates of deposit, money market accounts and cash savings.

Liquidity and Capital Resources

The Cooperative’s working capital at December 31, 2010 was $2,252,000.  The Cooperative’s working capital at December 31, 2009 was $3,521,000 and at August 31, 2009 it was $5,384,000 compared to $1,900,000 at August 31, 2008.

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate that terminates on July 16, 2011.  The line of credit is secured by all of the business assets of the Cooperative.  There is no outstanding balance as of December 31, 2010.

The Cooperative had no long-term debt as of December 31, 2010, December 31, 2009, August 31, 2009 and 2008.

The Cooperative used operating cash flows of $773,000 for the fiscal year ended December 31, 2010 and $220,000 for the four month period ended December 31, 2009.  The Cooperative used operating cash flows of $1,184,000 and $547,000 for the fiscal years ended August 31, 2009 and 2008 respectively.

The Cooperative received cash distributions from ProGold totaling $10,674,000 for the fiscal year ended December 31, 2010 and $3,504,000 for the four month period ended December 31, 2009.  The Cooperative received cash distributions totaling $10,992,000 and $8,792,000 for the fiscal years ended August 31, 2009 and 2008 respectively.

The Cooperative paid cash distributions to its members totaling $10,998,000 for the fiscal year ended December 31, 2010 and $4,947,000 for the four month period ended December 31, 2009.  The Cooperative paid cash distributions to its members totaling $6,344,000 and $9,157,000 for the fiscal years ended August 31, 2009 and 2008 respectively.

The following table provides information regarding the Cooperative’s contractual obligations as of December 31, 2010:

			One to
		Less than	Three	Four to	After Five
	Total	One Year	Years	Five Years	Years
Purchase Obligations(1)	644,000	92,000	184,000	184,000	184,000
Operating Lease Obligations (2)	36,300	8,850	13,500	13,950	0

Total Contractual Obligations	$680,300	$100,850	$197,500	$197,950	$184,000

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

The Cooperative does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2010.  The quarterly Method B bushel delivery and agency fee revenue was calculated by allocating the portion of the total annual agency fee for a particular quarter or cumulating it for the particular period. The annual Method B bushel delivery and agency fee revenue is confirmed at the conclusions of the fiscal year. The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

The Cooperative has determined corn revenue and corn expense for Method B deliveries based on the average annual cost per bushel paid by Cargill to the Cooperative’s members for Method A quarterly deliveries.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a significant effect on the Cooperative’s financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Cooperative’s financial statements for the years ended August 31, 2008 and 2009 and for the four months ended December 31, 2009 and the fiscal year ended December 31, 2010 have been audited to the extent indicated in their report by Widmer Roel PC an independent registered public accounting firm.  The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to August 31, 2009, the Cooperative engaged Eide Bailly LLP to audit its financial statements as well as assist with the preparation of its financial statements.  Due to the Cooperative’s limited staff, the Cooperative continues to engage Eide Bailly to provide it with assistance with the preparation of its financial statements.  Both the Cooperative and Eide Bailly agreed that Eide Bailly could not serve as the Cooperative’s independent auditor.

On June 19, 2009, the Board of Directors of the Cooperative dismissed Eide Bailly as its independent auditor.  On April 20, 2008, Widmer Roel PC was engaged as the Cooperative’s new independent registered public accounting firm.  The Board approved of the engagement of Widmer Roel PC as its independent auditor on June 19, 2009.

During the Cooperative two most recent fiscal years, there were no disagreements with Eide Bailly LLP whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Eide Bailly’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with any report on the Cooperative’s financial statements.

Eide Bailly LLP did not issue any audit reports on the Cooperative’s financial statements that contained an adverse opinion or disclaimer opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

On June 19, 2009, the Cooperative engaged Widmer Roel PC as its independent registered public accounting firm.  Prior to engaging Widmer Roel PC, the Cooperative had not consulted with Widmer Roel PC on any items concerning the application of accounting principles to a specific transaction, the type of audit opinion that might be rendered on the Cooperative’s financial statements, or the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2010.  Based on that review and evaluation,  the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2010, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010 based on these criteria.

This annual report does not include an attestation report of the Cooperative’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Cooperative’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Cooperative to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Cooperative’s internal control over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Cooperative’s Board of Directors consists of three directors from each of the five districts.  Directors are elected to serve three-year terms.  A director cannot serve more than four consecutive three-year terms.  One director is elected each year from each district at district meetings that are held in March each year.  Directors must hold Units of the Cooperative or must be representatives of such members belonging to the district they represent and are elected by the members of that district.  In the case of a holder of Units who is other than a natural person, a duly appointed or elected representative of such member may serve as a director.

The board of directors of the North Dakota cooperative immediately before the change of domicile and conversion continued to serve as the Cooperative’s Board of Directors after the transaction and as of the date hereof such directors continue to serve on the Board of Directors except for those directors whose terms have expired or will expire in March of 2010 and of March of this year.  These directors will be eligible to continue to serve as a director of the Cooperative subject to the restrictions set forth above which shall take into account board service prior to the conversion.

In accordance with its Bylaws, all directors of the Cooperative are required to be members of the Cooperative, residence of the United States of America, and elected by a majority of the members from their district present at a members’ meeting for that purpose.  Each person’s experience, qualifications, attributes or skills to serve as a director are determined by the members voting in the district meetings at which the election occurs and not reviewed or otherwise considered by the Cooperative before any election.  If a member from a particular district does not come forward indicating a desire to run for election to serve as a director then that seat on the Board of Directors for that district becomes or remains unfilled.

The Cooperative’s board officers consist of a Chairman, First Vice Chairman, Second Vice Chairman, Treasurer and Secretary of the Board.  These board offices are populated by members of the Board of Directors who are elected by and at the discretion of the Board of Directors.  Each of these individual’s experience, qualifications, attributes or skills to serve in their capacity as a board officer is determined by the members of the Board of Directors who are voting to place these individuals in these offices.

The name, age, position, district and term details of each of the Directors and the Named Executive Officer are as of March 15, 2011 are as follows:

Name and Address	Age	District	Director Since	Term Expires

Jason Medhaug (Chairman)	47	Southeast	2003	2012
Paul Borgen (1st Vice Chairman)	63	East Central	2006	2012
Thomas Jennen (2nd Vice-Chairman)	55	Northeast	1999	2013
Randall A. Mauch (Secretary)	60	Southwest	1999	2013
Shaun Beauclair (Director)	45	Northeast	2008	2011
David Benedict (Director)	43	East Central	2010	2013
Bernie DeCock (Director)	55	Southeast	2008	2011
Gary L. Jirak (Director)	50	Northeast	2008	2012
Chris A. Johnson (Director)	53	Southwest	2008	2011
Glenn Johnson (Director)	51	Northwest	2008	2011
Byron Koehl (Director)	45	Southeast	2010	2013
Robert Miller (Director)	62	East Central	1997	2011
Leslie Nesvig (Treasurer)	71	Northwest	2008	2012
Nicolas Pyle (Director)	31	Northwest	2010	2013
Bruce Speich (Director)	57	Southwest	2008	2012

Executive Officer
Mark Dillon (Executive Vice-President)	60		—	—

Below is the biographical information on each Director and our Executive Officer.

Jason Medhaug.  Mr. Medhaug has been a director since 2003, served as 1st Vice-Chairman from 2008 until 2010, and was elected Chairman in 2010.  Mr. Medhaug has farmed near Veblen, South Dakota since 1986.  Mr. Medhaug serves as Treasurer of the Lake Region Electric Coop in Webster, South Dakota and as President of Medhaug Farms, Inc., in Veblen, South Dakota.

Paul B. Borgen.  Mr. Borgen has been a director since 2006 and has served as Vice-Chairman since 2010.  Mr. Borgen has farmed near Dilworth, Minnesota, since 1965.  Mr. Borgen serves as president of Paul Borgen Farms, Inc.  Mr. Borgen served on the board of American Crystal Sugar Company for 12 years and currently serves as a director of State Bank and Trust of Fargo.

Thomas J. Jennen.  Mr. Jennen has been a director since 1999 and has served as 2nd Vice-Chairman since 2008.  Mr. Jennen has been farming in the Fergus Falls, Minnesota area since 1978, and has served as a Director and President of the Farmers Co-op Elevator of Fergus Falls.

Randall A. Mauch.  Mr. Mauch has been a director since 1999 and has served as Secretary since 2008.  Mr. Mauch farms near Mooreton, North Dakota and is owner of KARM Company.  He is an owner and director of Direct Grain, Inc., a public warehouse located in Wyndmere, North Dakota.

Shaun Beauclair.  Mr. Beauclair farms in the Stephen, Minnesota, area, and is a Farm Operation instructor at Northland Community College in East Grand Forks, Minnesota He has served on the Stephen, Minnesota School Board and his church board.  Mr. Beauclair was a director of the Gold Energy ethanol project start-up board.

David Benedict.  Mr. Benedict was elected a director in 2010.  Mr. Benedict has farmed in the Sabin, Minnesota, area since 1987.  Mr. Benedict attended Moorhead State University.

Bernard J. DeCock.  Mr. DeCock has been a director since 2008.  Mr. DeCock has farmed near Ghent, Minnesota, since 1978.  Mr. DeCock has served on the boards of MGT Co-op Oil Company of Minnesota.; Farmers Cooperative Association of Canby, Minnesota.; Viking Investment Club of Ghent, Minnesota and St. Edward’s Church Endowment Board of Minnesota, Minnesota.

Gary L. Jirak.  Mr. Jirak has been a director since 2008.  Mr. Jirak has farmed in the Breckenridge, Minnesota area for 31 years.  Mr. Jirak currently serves as a Trustee of United Methodist Church in Breckenridge, Minnesota.

Chris A. Johnson.  Mr. Johnson has been a director since 2008.  Mr. Johnson has farming operations located near Great Bend, North Dakota, and has been farming since 1974.  Mr. Johnson is the owner/operator of C&S Farms, Inc.  Mr. Johnson has an degree in Agricultural Economics from North Dakota State University.

Glenn H. Johnson.  Mr. Johnson has been a director since 2008.  Mr. Johnson has farmed in the Mayville, North Dakota area for 33 years.

Byron Koehl.  Mr. Koehl was elected a director in 2010.  Mr. Koehl is a partner in his family’s farming operation near Hancock, Minnesota, since 1984.  Mr. Koehl serves as President of Outback Five, Inc., of Hancock, Minnesota.  Mr. Koehl serves as the President of the Sterns County Pork Producers.

Robert W. Miller.  Mr. Miller has been a director since 1997.  Mr. Miller has farmed near Twin Valley, Minnesota, since 1975.  Mr. Miller is on the Norman County, Minnesota, Planning and Zoning Commission.

Leslie O. Nesvig.  Mr. Nesvig has been a director since 2008.  Mr. Nesvig has farming interests LaMoure, Danson and Polk Counties in North Dakota.  He has worked in the banking industry and served as Chairman of the Gold Energy ethanol plant start-up project.  He is currently retired.  Mr. Nesvig currently serves as director for Nored, Inc. and director for Bancinsure.

Nicolas A. Pyle.  Mr. Pyle was elected a director in 2010.  Mr. Pyle holds a BSB degree in finance from the University of Minnesota Carlson School of Management.  He has been farming since 2002 near Casselton, North Dakota.  Mr. Pyle serves as a director of McIntyre-Pyle, Inc.  Mr. Pyle is president and a director of Unity Seed Company, a member of Global Soy Genetics LLC and Director of McIntyre Farms Partnership.  He is treasurer of Westminster Presbyterian Church and Planning and Zoning administrator for Casselton and Everest Townships in Cass County, North Dakota.

Bruce K. Speich.  Mr. Speich has been a director since 2008.  Mr. Speich has farming/ranching operations located in Milnor, North Dakota, and has been farming since 1975.  Mr. Speich currently serves as director for North Dakota Beef Cattle Improvement Association and director for Wild Rice Soil Conservation.

Mark Dillon.  Mr. Dillon has been Executive Vice President since 1996.  Prior to that, he served as communications director for ProGold LLC for two years and as public relations manager for American Crystal Sugar Company for nine years.  He served as Golden Growers’ representative on the Gold Energy ethanol project start-up board, and currently serves on the Industry Advisory Board of the Northern Crops Institute of Fargo, North Dakota.

Audit Committee and Audit Committee Financial Expert

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the Cooperative’s financial reporting and controls, the annual independent audit of the Cooperative’s consolidated financial statements and the legal compliance and ethics programs as established by management and the Board of Directors.  The Audit Committee selects the independent public accountants and approves the fees, scope and procedural plans of the audits of the Cooperative’s consolidated financial statements.  The Audit Committee administers the Cooperative’s employee complaint program and handles, on behalf of the full Board of Directors, any issues that arise under the Cooperative’s Code of Ethics.  The Audit Committee has a charter that is available from the Cooperative upon request.

As of December 31, 2010, the Board of Directors of the Cooperative has determined that there is no audit committee financial expert serving on the Audit Committee.  The Cooperative is a cooperative association formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative association law, Cooperative’s athe Amended and Restated Bylaws, the Board of Directors must be composed of members of the Cooperative.   Based on the state law requirements for both membership and board service, the Cooperative is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Cooperative has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financials statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 for filing with the Commission.

On December 31, 2010, the members of the Audit Committee were Paul Borgen, Shaun Beauclair, Leslie Nesvig, Glenn Johnson, and Jason Medhaug.

Code of Ethics

The Cooperative has adopted a code of ethics that applies to its principal executive officer and principal financial officer as well as all employees and Directors of the Cooperative.  The Cooperative will provide at no charge a copy of the code of ethics to any person who requests a copy by sending a written request to the Cooperative’s headquarters, attention of the Executive Vice President of the Cooperative.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Directors has a Personnel and Compensation Committee comprised of Messrs. Tom Jennen, Bernard DeCock, Randall Mauch and Jason Medhaug.  The Committee and Board of Directors have reviewed and discussed the compensation discussion and analysis set forth in this report and, based on this review and discussion, the Board of Directors has approved the inclusion of the compensation discussion analysis in this report.

The Cooperative only has a single employee who serves in the capacity of its chief executive officer and chief financial officer (our Named Executive Officer).  The primary objective of the Cooperative’s executive compensation program is to maintain a compensation program that will fairly compensate the Named Executive Officer.  In determining the compensation of the Named Executive Officer, the Personnel and Compensation Committee considers the financial condition and operational performance of the Cooperative during the prior year.

The Personnel and Compensation Committee may review the compensation practices of other companies, based in part on market survey data and other statistical data relating to executive compensation obtained through industry publications and other sources.  The Personnel and Compensation Committee does not intend to benchmark executive compensation directly with other publicly traded companies or other companies with which we may compete for potential executives since some of these competitors are privately held companies for which executive compensation information may not be available.  However, the Personnel and Compensation Committee may compare executive compensation as a whole with the compensation packages of other companies for which survey data is available, and may also compare the pay of individual executives if the jobs are sufficiently similar to make the comparison meaningful.

Perquisites and Other Benefits

The Cooperative provides a pension plan, 401(k) plan, term life and disability insurance, medical insurance and a vehicle allowance to our Named Executive Officer in accordance with Mr. Dillon’s employment agreement.

Pension Plan

The Cooperative provides a defined-benefit pension plan to all of its employees.  The plan provides for monthly payments after retirement based on each employee’s earnings while in the company’s employment.  The plan provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.

401(k) Plan

The Cooperative makes available a 401(k) plan for its Named Executive Officer.  The Cooperative pays four percent (4%) of employee’s annual salary into the plan, and the employee may make additional contributions up to the lawful limits.

Employment Agreement

Mr. Dillon has been employed by the Cooperative since June 10, 1996 and he has been a member of the Cooperative since its reorganization in 2010.  His employment is governed by an employment agreement executed in January 2011 that is renewable annually at the discretion of the Board of Directors.  The material terms of Mr. Dillon’s employment agreement include:

•                  An annual guaranteed partner payment of $186,051 which may be adjusted by the Board of Directors based on a performance evaluation conducted by the Personnel and Compensation Committee that consists solely of members of the Board of Directors;

•                  The agreement specifies paid time off and as well as vacation leave.

•                  Either Mr. Dillon or the Cooperative may terminate his employment relationship with the Cooperative on 30 days written notice.  Mr. Dillon will receive 115% of his then current guaranteed partner payment if the Cooperative terminates him without cause or two weeks salary if he is terminated for cause.

•                  Performance and loyalty obligations as well as obligations of Mr. Dillon are also set forth in the agreement.

Deferred Compensation Agreement

Until February 2010 the Cooperative had a deferred compensation agreement with its Named Executive Officer that provided Mr. Dillon with certain contract rights tied to the value of the Cooperative’s equity.  This agreement was an historic arrangement between Mr. Dillon and the Cooperative that was put in place to incentivize Mr. Dillon based on the economic performance of the Cooperative.  Prior to the conversion to a Minnesota 308B cooperative association Mr. Dillon could not hold an equity interest in the Cooperative because he was not a corn grower.  Once the conversion to a Minnesota 308B cooperative association was finalized, the Board of Directors elected to terminate the plan in consideration for the issuance of Units deemed to be of a value equivalent to the value to the contract rights issued to Mr. Dillon under the original deferred compensation agreement.  Mr. Dillon received 31,493 Units in the Cooperative which were valued based on the valuation of the Units that was used for the conversion.

The Cooperative has not adopted any other bonus, profit sharing, or deferred compensation plan for the future.

Compensation Policies and Practices and Risk Management

Mr. Dillon’s compensation is set in his employment contract but it is adjustable annually by the Board of Directors based on a performance evaluation conducted by our Personnel and Compensation Committee that consists solely of members of the board.  No risks arise from the Cooperative’s compensation policies and practices that are reasonably likely to have a material adverse effect on its business operations.

Summary Executive Compensation Table

The following table sets forth, for the last three calendar years, the dollar value of all compensation awarded to, earned by or paid to our only Named Executive Officer, Mr. Dillon.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark Dillion, Executive Vice President	2010	$180,107				$38,820	$63,984	$21,956	$304,867
	2009	$173,967				$35,114	$97,671	$33,819	$340,571
	2008	$173,967				$55,087	$44,433	$34,039	$307,526

Pension Benefits

The table below reflects information for the Named Executive Officer pertaining to the Cooperative’s Pension Plan.

Name	Plan Name	Number of Years Credit Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Mark Dillion, Executive Vice President	The Restated Noncontributory
	Retirement Plan for Cooperatives	14	$402,746	$—

Non-Qualified Deferred Compensation

The table below reflects information for the Named Executive Officer pertaining to non-qualified deferred compensation.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Mark Dillion, Executive Vice President
2010		$38,820		$(141,718)	$—
2009	$—	$35,114	$—	$—	$102,898
2008	$—	$55,087	$—	$—	$67,784

Director Compensation

The Cooperative reimburses our Directors for expenses incurred in connection with board service.  The Cooperative’s Directors are paid $150 per month and the Chairman is paid $375 per month.  In addition, Directors and the Chairman receive a per diem of:

•                  $300 per meeting they attend when the meeting plus their travel time exceeds 4 hours;

•                  $150 per meeting they attend when the meeting plus their travel time is more than 2 but less than 4 hours;

•                  $75 per meeting they attend when the meeting plus their travel time is more than 1 but less than 2 hours.

The following table sets forth for the year ending December 31, 2010 the dollar value of all cash and non-cash compensation paid to individuals serving as Directors of the Cooperative during fiscal year 2010.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Award s	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total
Shaun Beauclair	2010	$4,350						$4,350
David Benedict	2010	$2,450						$2,450
Patrick Benedict (retired)	2010	$1,000						$1,000
Paul Borgen	2010	$4,350						$4,350
Bernard DeCock	2010	$4,000						$4,000
Thomas Jennen	2010	$4,750						$4,750
Gary Jirak	2010	$3,450						$3,450
Chris A. Johnson	2010	$3,450						$3,450
Glenn Johnson	2010	$4,200						$4,200
Byron Koehl	2010	$2,400						$2,400
Harvey Koehl (retired)	2010	$1,150						$1,150
Randy Mauch	2010	$4,450						$4,450
Jason Medhaug	2010	$7,400						$7,400
Robert Miller	2010	$4,200						$4,200
Leslie Nesvig	2010	$4,350						$4,350
Harvey Pyle (retired chair)	2010	$2,125						$2,125
Nicolas Pyle	2010	$2,450						$2,450
Bruce Speich	2010	$3,400						$3,400

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following below table sets forth, as of March 15, 2011, the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Mark Dillon, our executive vice president (our “Named Executive Officer”) and (3) all of our directors and Named Executive Officer as a group.  The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Unit which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.  The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,604 members.

Due to our cooperative nature, each member of the Cooperative is allowed to cast one vote at any meeting of the members, regardless of the number of Units actually held by that member.  Some of our directors hold their Units through more than one entity which allows those directors to cast a vote for each one of those members.  The address of each director and our Named Executive Officer is 112 Roberts Street, Suite 111, Fargo, ND 58102-4984.

	Amount and Nature of Beneficial Ownership			Percentage
Name of Beneficial Owner	Number of Units (1)		Number of Membership Votes(2)	of Class
Jason Medhaug	11,000	(3)	1	0.07%
Paul Borgen	36,000	(4)	2	0.23%
Nicolas A Pyle	13,333	(5)	2	0.32%
Shaun Beauclair	198,000	(6)	3	1.28%
Thomas Jennen	5,000		1	0.03%
Bernie DeCock	75,000		1	0.48%
Gary L. Jirak	40,000	(7)	2	0.26%
Chris A. Johnson	4,000	(8)	1	0.03%
Glenn Johnson	54,903		1	0.35%
Robert Miller	4,000		1	0.03%
Leslie Nesvig	4,000		1	0.03%
Bruce Speich	4,000		1	0.03%
Randall A. Mauch	48,000	(9)	1	0.31%
David Benedict	15,000		1	0.10%
Byron Koehl	4,000		1	0.03%
Mark Dillon	31,493	(10)	1	0.20%
All directors and executive officers as a group (16 people)	583,516		21	3.77%

(1) Membership interests are measured in Units which equal the holder’s proportionate financial right but not governance right.

(2) Voting rights are based on one member one vote.  Each person or entity that holds Units is a member for voting purposes.  Some officers and directors own their Units through multiple entities resulting in multiple membership votes.

(3) Includes 11,000 Units that Mr. Medhaug owns jointly with his spouse.

(4) Includes 12,000 Units owned directly by Mr. Borgen’s spouse.

(5) Mr. Pyle owns no Units directly.  Includes 10,000 Units of the 40,000 Units held by McIntyre Farms of which Mr. Pyle owns 25% and 3,333 Units of the 10,000 Units held by HarMar LLC of which Mr. Pyle is a 33% owner.

(6) Includes 20,000 Units owned directly by Mr. Beauclair’s spouse and 88,000 Units Mr. Beauclair owns in joint tenancy with his wife.

(7) Includes 30,000 Units owned by Jirak Brothers Farming of which Mr. Jirak is a partner and 10,000 Units owned by Triple J. Ranch of which Mr. Jirak is a partner.

(8) Includes 4,000 Units owned by C and S Farms of which Mr. Johnson is the President.

(9) Includes 48,000 Units owned by KARM Limited Partnership of which Mr. Mauch is a limited partner.

(10) Includes 31,493 Units Mr. Dillon owns jointly with his spouse.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with the Cooperative’s Bylaws, only people who are members of the Cooperative or representatives of members can serve on our Board of Directors.  As members of the Cooperative (or representatives of members), all of our Directors have a contractual patronage relationship with the Cooperative that obligates them to deliver corn to the Cooperative for processing.  As a result of this patronage relationship, the Cooperative’s Directors, like all other member of the Cooperative, receive allocations of profit/loss and cash distributions.

The Cooperative has developed its own definition of “Independent Director” that takes into account the patronage relationship that exists between the Cooperative and the director.  Under the Cooperative’s definition, the patronage relationship is not considered for purposes of determining “independence.”  However, other relevant relationships between the Cooperative and the directors, and certain family members, are considered in assessing “independence.”  Except with respect to the patronage relationship that exists, the Cooperative’s definition is consistent with the definition of an independent director found in Section 303A.02 of the New York Stock Exchange Listed Company Manual.  Below please find the Cooperative’s definition of an independent director:

A director of the Cooperative shall be considered an “Independent Director” unless:

•                  The director has a material financial relationship with the Cooperative (either directly or as a partner, shareholder or officer of an organization that has a relationship with a company) other than the patronage relationship that exists between the Cooperative and each of its members.

•                  The director is, or has been within the last 3 years, an employee of the Cooperative; or immediate family member is, or has been within the last 3 years, an employee, of the Cooperative.

•                  The director has received, or an immediate family member has received, during any 12-month period within the last 3 years, more than $120,000 in direct compensation from the Cooperative, other than director or committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

•                  (i) the director is a current partner or employee of a firm that is the Cooperative’s internal or external auditor; (ii) the director has an immediate family member who is a current partner of such firm; (iii) the director has an immediate family member who is a current employee of such a firm and personally works on the Cooperative’s audits; or (iv) the director or an immediate family member was, within the last 3 years, a partner or employee of such a firm and personally worked on the Cooperative’s audit within that timeframe.

•                  The director or an immediate family member is, or has been within the last 3 years, employed as an executive officer of another company, or any of the Cooperative’s present executive officers, at the same time serves or served on that company’s compensation committee.

•                  The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Cooperative for property or services in an amount which, in any of the last 3 fiscal years, exceeds the greater of $1,000,000 or 2% of such company’s consolidated gross revenues, other than as a result of such person’s patronage relationship with the Cooperative.

References to “company” include any parent or subsidiary in a consolidated group with such other company.

Based on the above definition, all of our Directors are independent of management and of the Cooperative.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2010 and 2009 and fees for other services rendered by Widmer Roel during those periods.

(In Thousands)	2010	2009
Audit Fees	$12,600	$5,338
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$12,600	$5,338

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2010.

Audit-Related Fees.  No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2010.

Tax Fees.  No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2010.

All Other Fees.  No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2010.

The Cooperative’s Audit Committee would pre-approve all professional services provided by Widmer Roel to the Cooperative.  The Audit Committee approved all of the services and the fees billed for such services to the Cooperative.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2010 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART III

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  Documents filed as part of this report

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2010 and 2009 and August 31, 2009
Statements of Operations for the Year Ended December 31, 2010, the four month period ended December 31, 2009, and the years ended August 31, 2009 and 2008
Statements of Changes in Members’ Equity and Comprehensive Income for the Year Ended December 31, 2010, the period ended December 31, 2009 and for the years ended August 31, 2009 and 2008
Statements of Cash Flows for the Year Ended December 31, 2010, the period ended December 31, 2009 and for the years ended August 31, 2009 and 2008
Notes to the Financial Statements

2.	Financial Statement Schedules None

3.	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-2 of this report.

(b)                                 Exhibits.  The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2011.

GOLDEN GROWERS COOPERATIVE

By:	/s/ Mark Dillon

Dated: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Medhaug	Director	March 24, 2011

/s/ Paul Borgen	Director	March 24, 2011

/s/ Nicolas A. Pyle	Director	March 24, 2011

/s/ Shaun Beauclair	Director	March 24, 2011

/s/ Thomas Jennen	Director	March 24, 2011

/s/ Bernie DeCock	Director	March 24, 2011

/s/ Gary L. Jirak	Director	March 24, 2011

/s/ Chris A. Johnson	Director	March 24, 2011

/s/ Glenn Johnson	Director	March 24, 2011

/s/ Robert Miller	Director	March 24, 2011

/s/ Leslie Nesvig	Director	March 24, 2011

/s/ Bruce Speich	Director	March 24, 2011

/s/ Randall A. Mauch	Director	March 24, 2011

/s/ David Benedict	Director	March 24, 2011

/s/ Byron Koehl	Director	March 24, 2011

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE
FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	A-2
Balance Sheets as of December 31, 2010 and 2009 and August 31, 2009	A-3
Statements of Operations for the Year Ended December 31, 2010, the four month period ended December 31, 2009, and the years ended August 31, 2009 and 2008	A-4
Statements of Changes in Members’ Equity and Comprehensive Income for the Year Ended December 31, 2010, the period ended December 31, 2009 and for the years ended August 31, 2009 and 2008	A-5
Statements of Cash Flows for the Year Ended December 31, 2010, the period ended December 31, 2009 and for the years ended August 31, 2009 and 2008	A-6
Notes to the Financial Statements	A-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Golden Growers Cooperative

Fargo, North Dakota

We have audited the accompanying balance sheets of Golden Growers Cooperative as of December 31, 2010 and 2009 and August 31, 2009 and the related statements of operations, changes in members’ equity and comprehensive income and cash flows for the year ended December 31, 2010, for the period ended December 31, 2009, and the years ended August 31, 2009 and 2008.  Golden Growers Cooperative’ management is responsible for these statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Growers Cooperative, as of December 31, 2010 and 2009 and August 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2010, for the period ended December 31, 2009 and the years ended August 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

Fargo, North Dakota

February 28, 2011

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009 AND AUGUST 31, 2009

(In Thousands)

	AUGUST 31,	DECEMBER 31,
	2009	2009
	(Restated)	(Restated)	2010

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$79	$3,293	$2,295
Short-Term Investments	5,436	314	215
Accounts Receivable	369	22	—
Prepaid Expenses	—	—	1

Total Current Assets	5,884	3,629	2,511

PROPERTY AND EQUIPMENT, net	14	12	7

Investment in ProGold Limited Liability Company	54,950	53,646	49,072

Total Assets	$60,848	$57,287	$51,590

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$397	$2	$54
Accrued Liabilities	103	106	205

Total Current Liabilities	500	108	259

NON-CURRENT LIABILITY	144	132	144

MEMBERS’ EQUITY
Members’ Equity
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2010 and 15,458,987 as of December 31, 2009	—	57,179	51,331
Common Stock
Class A Membership Stock, Voting, $150 Par Value Authorized 5,000 Shares, 1,630 and 1,655 Shares Issued and Outstanding as of August 31, 2009 and 2008	245	—
Class B Equity Stock, Non-Voting, $3.45 Par Value, Authorized 60,000,000 Shares, 15,458,987 and 15,458,987 Shares Issued and Outstanding as of August 31, 2009 and 2008	53,334	—
Additional Paid in Capital	2,687	—	—
Accumulated Other Comprehensive Income (Loss)	(144)	(132)	(144)
Retained Earnings	4,082	—	—

Total Members’ Equity	60,204	57,047	51,187

Total Liabilities and Members’ Equity	$60,848	$57,287	$51,590

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010,

FOR THE PERIOD ENDED DECEMBER 31, 2009

 AND FOR THE YEARS ENDED AUGUST 31, 2009AND 2008

(In Thousands, Except Per Share Amounts)

			FOUR MONTH
			PERIOD ENDED	YEAR ENDED
	YEAR ENDED AUGUST 31,		DECEMBER 31,	DECEMBER 31,
	2008	2009	2009
	(Restated)	(Restated)	(Restated)	2010

Corn Revenue	$53,442	$75,806	$18,293	$58,015
Corn Expense	(53,534)	(75,898)	(18,300)	(58,114)
Net Income from ProGold Limited Liability Company	6,896	6,103	2,200	5,900
General & Administrative Expenses	(671)	(1,081)	(187)	(819)
Net Income from Operations	6,133	4,930	2,006	4,982

Interest Income	282	67	17	27

Net Income Before Income Tax	6,415	4,997	2,023	5,009

Income Tax Provision	72	44	—	—

Net Income	$6,343	$4,953	$2,023	$5,009

Weighted Average Shares/Units Outstanding	15,459,987	15,458,987	15,458,987	15,474,734

Earnings per Share/Membership Unit Primary and Fully Diluted	$0.41	$0.32	$0.13	$0.32

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010,

FOR THE PERIOD ENDED DECEMBER 31, 2009

 AND FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

(In Thousands)

					Accumulated
					Other		Total	Annual
	Class A	Class B	Additional	Retained	Comprehensive	Members’	Members’	Comprehensive
	Stock	Stock	Paid-in Capital	Earnings	Income	Equity	Equity	Income

BALANCE, AUGUST 31, 2007 (Restated)	$251	$53,347	$2,674	$8,287	$417	$—	$64,976
Net income	—	—	—	6,343	—	—	6,343	$6,343
Member distributions	—	—	—	(9,157)	—	—	(9,157)	—
Unrealized gain (loss) on investment,							—
Net of reclassification adjustment	—	—	—	—	(467)	—	(467)	(467)
Pension liability adjustment	—	—	—	—	(53)	—	(53)	(53)
Redemption of stock	(3)	(13)	13	—	—	—	(3)	—

BALANCE, AUGUST 31, 2008 (Restated)	248	53,334	2,687	5,473	(103)	—	61,639	$5,823
Net income	—	—	—	4,953	—	—	4,953	$4,953
Member distributions	—	—	—	(6,344)	—	—	(6,344)	—
Pension liability adjustment	—	—	—	—	(41)	—	(41)	(41)
Redemption of stock	(3)	—	—	—	—	—	(3)	—

BALANCE, AUGUST 31, 2009 (Restated)	245	53,334	2,687	4,082	(144)	—	60,204	$4,912
Cooperative conversion	—	(53,334)	(2,687)	(4,082)	—	60,103	—
Net income	—	—	—	—	—	2,023	2,023	$2,023
Redemption of stock	(245)	—	—	—	—	—	(245)	—
Pension liability adjustment	—	—	—	—	12	—	12	12
Member distributions	—	—	—	—	—	(4,947)	(4,947)	—

BALANCE, DECEMBER 31, 2009 (Restated)	—	—	—	—	(132)	57,179	57,047	$2,035
Net income	—	—	—		—	5,009	5,009	$5,009
Member distributions	—	—	—		—	(10,998)	(10,998)	—
Issuance of membership units						141	141
Pension liability adjustment	—	—	—	—	(12)	—	(12)	(12)

BALANCE, DECEMBER 31, 2010	$—	$—	$—	$—	$(144)	$51,331	$51,187	$4,997

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010,

FOR THE PERIOD ENDED DECEMBER 31, 2009

 AND FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

(In Thousands)

			FOUR MONTH
			PERIOD ENDED
	YEAR ENDED AUGUST 31,		DECEMBER 31,	DECEMBER 31,
	2008	2009	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,343	$4,953	$2,023	$5,009
Net (Income) from ProGold Limited Liability Company	(6,896)	(6,103)	(2,200)	(5,900)
Depreciation	2	3	2	5
Realized (gain) loss on sale of investments	(76)	(2)	—	—
Changes in assets and liabilities
Accounts receivable	282	(87)	347	22
Prepaid expenses	—	—	—	(1)
Accounts payable	(259)	17	(395)	52
Accrued liabilities	57	35	3	40

Net cash used in operating activities	(547)	(1,184)	(220)	(773)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments held to maturity	(1,452)	—	(1,572)	—
Purchase of investments available for sale	—	(3,806)	—	—
Proceeds from sale of investment in VeraSun Energy Corp.	317	—	—	—
Proceeds from sale of investments held to maturity	2,050	438	6,694	99
Distribution received from ProGold LLC	8,792	10,992	3,504	10,674
Purchase of equipment	—	(14)	—	—

Net cash provided by investing activities	9,707	7,610	8,626	10,773

CASH FLOWS FROM FINANCING ACTIVITIES
Net redemptions of stock	(3)	(3)	(245)	—
Member distributions paid	(9,157)	(6,344)	(4,947)	(10,998)

Net cash used by financing activities	(9,160)	(6,347)	(5,192)	(10,998)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	79	3,214	(998)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	—	—	79	3,293

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$—	$79	$3,293	$2,295

CASH PAID FOR INCOME TAXES	$72	$44	$—	$—

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009 AND AUGUST 31, 2009 and 2008

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

In connection with the Conversion, the Cooperative changed its fiscal year end to December 31.  The results of operations for the four month period ended December 31, 2009 are not necessarily indicative of results that may be achieved in a twelve month period.

The following unaudited information (in thousands) of the Cooperative is for the period January 1, 2009 through December 31, 2009.

Corn Revenue	$40,456
Corn Expense	$(40,535)
Net Income from ProGold Limited Liability Company	$6,116
Income from Continuing Operations	$5,001
Income Taxes	$61
Net Income	$4,994
Earnings per Share-Primary and Fully Diluted	$0.32

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments — The Cooperative’s investment securities are held to maturity and recorded at amortized cost.  The Cooperative’s investment in ProGold is recorded at historical cost plus its pro-rata share of ProGold’s net income and additional paid-in capital less distributions received from ProGold.  During 2008, the Cooperative sold its investment in VeraSun Energy, Corp. (formerly US BioEnergy, Inc.)  The Cooperative’s investment in VeraSun Energy, Corp., was classified as available for sale and was recorded at fair market value based on quoted market prices.  Unrealized gains or losses are recorded in accumulated other comprehensive income within members’ equity.  Gains and losses are determined using the specific identification method.

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

Revenue Recognition — Prior to 2010, the Cooperative recognized corn revenue in the amount equal to what Cargill, Incorporated paid Golden Growers Cooperative’s members for corn.  The Cooperative recognized corn expense based upon the amount determined by the Cooperative’s board of directors to be paid to its members.  During 2009, 2008 and 2007 the amount determined by the board as the corn expense was equal to the amount paid by Cargill.  The Cooperative recognizes corn expense for costs incurred to Cargill in connection with corn procurement services.

Starting on January 1, 2010, the board no longer determines the corn expense.  The Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both.  Under Method A, a member is required to physically deliver corn to the cooperative and under Method B a member appoints the cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf.  For an annual fee of $92,000 paid quarterly, the Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B.  The price per bushel paid to the member who elects to deliver corn using Method B is equal to the price per bushel paid by Cargill to acquire the corn as the Cooperative’s agent.  Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery.  The Cooperative pays members who deliver corn under Method A an incentive payment of $.05 per bushel while members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf.  The board has the discretion to change the incentive fee and the agency fee based on the Cooperative’s corn delivery needs.  The incentive fee and agency fee are a component of Corn Expense.

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

Based on what is to be delivered by its members using Method A, Cargill then purchases the remainder of the corn to be delivered by the Cooperative on behalf of its Method B delivering members.  Because Cargill purchases the corn on the Cooperative’s behalf of Method B delivering members, the purchase price for the corn that would be paid to the Cooperative’s members if they actually delivered the corn offsets against the payment to be made by the Cooperative to Cargill for the cost to purchase the corn, thus no payment is made from Cargill to the Cooperative for corn delivered using Method B.  The Cooperative has determined Corn Expense for Method B deliveries based on the average quarterly cost per bushel paid by Cargill to the Cooperative’s members for Method A quarterly deliveries.

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  At December 31, 2010, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $2.0 million.

Distributions — On February 22, 2010, the Cooperative made a distribution of $.28 per outstanding membership unit. On June 18, 2010, the Cooperative made a distribution of $.22 per outstanding membership unit. On October 15, 2010, the Cooperative made a distribution of $.21 per outstanding membership unit.

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

Restatement of Previously Issued Financial Statements - The financial statements for the period ended December 31, 2009 and the years ended August 31, 2009, and 2008 have been restated to reflect revenue from the sale of corn and expense for the purchase of corn separately in the Statements of Operations for each of the periods presented hereunder.  Previously, these amounts had been presented net.

The financial statements for the period ended December 31, 2009 and the years ended August 31, 2009, and 2008 have been restated to report the Cooperative’s pension benefit obligation and related disclosures in connection with the Cooperative’s defined benefit pension plan.  The effect of this restatement is to record a non-current liability of $132,000 and a reduction to equity of $132,000 as of December 31, 2009, a non-current liability of $144,000 and a reduction to equity of $144,000 as of August 31, 2009, and a non-current liability of $103,000 and a reduction to equity of $103,000 as of August 31, 2008.

The above restatements had no effect on previously reported net income for any of the years presented hereunder.

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold Limited Liability Company:

	December 31,		August 31,
(In Thousands)	2010	2009	2009	2008

Current Assets	$132	$146	$167	$178
Long-Term Assets	102,815	112,537	115,321	124,353

Total Assets	$102,947	$112,683	$115,488	$124,531

Current Liabilities	$401	$401	$412	$277
Long-Term Liabilities	2,400	2,800	2,933	2,133

Total Liabilities	2,801	3,201	3,345	2,410

Members’ Equity	100,146	109,482	112,143	122,121

Total Liabilities and Members’ Equity	$102,947	$112,683	$115,488	$124,531

Rent Revenue on Operating Lease	$23,894	$8,310	$23,940	$24,198
Expenses	11,445	3,821	11,485	10,125

Net Income	$12,449	$4,489	$12,455	$14,073

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.

The Cooperative’s investments held to maturity are as follows as of December 31, 2010, and 2009 and August 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010:
Mutual Funds	$—	$—	$—	$—
Money Market & CD’s	215	—	—	215

	$215	$—	$—	$215

December 31, 2009:
Mutual Funds	$104	$—	$—	$104
Money Market & CD’s	210	—	—	210

	$314	$—	$—	$314

August 31, 2009:
Mutual Funds	$3,634	$—	$—	$3,634
Money Market & CD’s	1,802	—	—	1,802

	$5,436	$—	$—	$5,436

NOTE 5 — INCOME TAXES

During the period ended December 31, 2009, the Cooperative adopted the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.  The implementation of this standard had no impact on the financial statements.

The Cooperative had no unrecognized tax benefits on December 31, 2010 and 2009.  No interest or penalties are recognized in the statements of operations or in the balance sheets.  The Cooperative is no longer subject to U.S. Federal and State income tax examinations by tax authorities for fiscal years 2006 and earlier.

The Cooperative recognized no income tax expense for the year ended December 31, 2010 and the period ended December 31, 2009.  For the years ended August 31, 2009, and 2008 the cooperative recognized income tax expense totaling $44,000 and $72,000,  respectively as a result of alternative minimum taxes.  In connection with the Conversion, the Cooperative realized $35 million of regular tax net operating loss carryforwards, and has no regular tax net operating loss carryforwards as of December 31, 2010.  As of August 31, 2009, and 2008, the Cooperative had regular patronage tax net operating loss carry forwards totaling approximately $35 million.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — The Company sponsors a defined benefit pension plan for employees that meet eligibility requirements of age and length of service. Presently two employees are eligible to participate in the plan. The plan provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.  During the year ended December 31, 2010, the period ended December 31, 2009 and the years ended August 31, 2009, and 2008 the pension expenses were $31,000, $10,000, $29,068, and $20,694, respectively. As of December 31, 2010, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

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

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2010	2009	2008

Discount Rate	7.00%	7.00%	7.00%
Expected Return on Plan Assets	8.50%	8.50%	8.50%
Rate of Compensation Increase	4.67%	4.67%	4.67%

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands):

Expected
Benefit
Payments

2011	$—
2012	—
2013	—
2014	—
2015	—
2016-2020	396

Total	$396

The Cooperative expects to make contributions of approximately $37,200 to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2010 and 2009 and August 31, 2009, and 2008(in thousands):

	December 31,	December 31,	August 31,	August 31,
	2010	2009	2009	2008

Service Cost	$33	$11	$36	$32
Interest Cost	29	9	27	19
Expected Return on Plan Assets	(25)	(7)	(24)	(20)
Amortization of Net (Gain) Loss	9	4	9	8

Net Periodic Pension Cost	$46	$17	$48	$39

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2010 and 2009 and August 31, 2009 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2010 and 2009 and August 31, 2009 (in thousands):

	December 31,	December 31,	August 31,
	2010	2009	2009
Change in Benefit Obligation
Obligation at the Beginning of the Period	$409	$390	$332
Service Cost	33	11	36
Interest Cost	29	9	27
Actuarial (Gain) Loss	4	(1)	(5)
Benefits Paid	—	—	—

Obligation at the End of the Period	$475	$409	$390

Change in Plan Assets
Fair Value at the Beginning of the Period	$277	$246	$229
Actual Returns on Plan Assets	23	21	(17)
Employer Contributions	31	10	34
Benefits Paid	—	—	—

Fair Value at the End of the Period	$331	$277	$246

Funded Status
Funded Status as of Period Ended,	$(144)	$(132)	$(144)

Net Amount Recognized	$(144)	$(132)	$(144)

	December 31,	December 31,	August 31,
	2009	2009	2009
Amounts Recognized in the Balance Sheets
Noncurrent Assets	$—	$—	$—
Current Liabilities	—	—	—
Noncurrent Liabilities	(144)	(132)	(144)

Net Amount Recognized	$(144)	$(132)	$(144)

Accumulated Gain (Loss) Recognized in Accumulated
Other Comprehensive Income
Accumulated Gain (Loss) Beginning of the Period	$(132)	$(144)	$(103)
Recognized in Periodic Cost	9	4	9
Amount Arising During the Period	(21)	8	(50)

Accumulated Gain (Loss) End of the Period	$(144)	$(132)	$(144)

The estimated amount that will be amortized from Accumulated Other Comprehensive Income at December 31, 2010 into net periodic benefit cost in fiscal 2011 is as follows (in thousands):

Prior Service (Cost)	$—
Accumulated Gain (Loss)	(12)

Total	$(12)

The accumulated pension benefit obligation was $144,000 and $132,000 as of December 31, 2010 and 2009 respectively and $144,000 as of August 31, 2009.

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $6,959 for the year ended December 31, 2010, $2,320 for the period ended December 31, 2009 and $6,959 and $7,229 for the years ended August 31 2009 and 2008, respectively.

Deferred Compensation Plan — Prior to 2010, the Cooperative had a non-qualified deferred compensation plan for a key employee.  Under the plan, benefits accrued to the employee based upon the performance of the cooperative.  During 2010, the Cooperative terminated the plan and issued 31,493 membership units to the key employee. The Cooperative recognized expenses totaling $36,000 for the year ended December 31, 2010, $2,790 for the period ended December 31, 2009 and $35,114, and $55,087 for the years ended August 31, 2009 and 2008, respectively in connection with the plan.

NOTE 7 — LINE OF CREDIT

The Cooperative has established a $1,000,000 line of credit with a variable interest rate based on the prime rate, maturing July 16, 2011. The line of credit is secured by business assets. At December 31, 2010, the entire line was available.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

NOTE 9 - SUBSEQUENT EVENTS

On February 15, 2011, the Cooperative made a distribution of $3,251,310, or $.21 per outstanding membership unit.

Management has reviewed subsequent events through February 28, 2011 the date to which the financial statements were available to be issued.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Item No.		Method of Filing

2.1	Articles of Merger of Golden Growers Cooperative and Golden Growers Cooperative	Incorporated by reference to Exhibit 2.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

2.2	Certificate of Conversion of Golden Growers Cooperative	Incorporated by reference to Exhibit 2.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

3.1	Amended and Restated Articles of Organization of Golden Growers Cooperative	Incorporated by reference to Exhibit 3.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

3.2	Amended and Restated Bylaws of Golden Growers Cooperative dated September 1, 2009	Incorporated by reference to Exhibit 3.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.1	Employment Agreement between Mark Dillon and Golden Growers Cooperative dated June 10, 1996	Incorporated by reference to Exhibit 10.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.2	Form of Uniform Member Agreement	Incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.3	Form of Annual Delivery Agreement	Incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.4	Amended and Restated Member Control Agreement between Golden Growers Cooperative, Golden Growers Cooperative and ProGold Limited Liability Company dated September 1, 2009	Incorporated by reference to Exhibit 10.4 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

E-1

10.5	Operating Agreement between Golden Growers Cooperative, Golden Growers Cooperative and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10.5 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.6	Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated	Incorporated by reference to Exhibit 10.6 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.7	Amended and Restated Corn Supply Agreement between Golden Growers Cooperative and Cargill, Incorporated	Incorporated by reference to Exhibit 10.7 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.8	Employment Agreement between Mark Dillon and Golden Growers Cooperative dated January 1, 2011	Accompanying herewith electronically.

16.1	Eide Bailly letter dated June 30, 2010 regarding disclosure related to change in auditor on June 19, 2009	Incorporated by reference to Exhibit 16.1 from the Cooperative’s Registration Statement on Form 10/A (File No. 10927396) filed June 30, 2010.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2010 and August 31, 2009.	Incorporated by reference to Exhibit 99.1 from the Cooperative’s Registration Statement on Form 10/A filed November 15, 2010.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer and Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Accompanying herewith electronically

E-2