Form 10-Q
period 2011-03-31
Golden Growers Cooperative
filed 2011-05-16
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 8, 2011 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	MARCH 31, 2011	DECEMBER 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,386	$2,295
Short-Term Investments	215	215
Prepaid Expenses	1	1
Total Current Assets	1,602	2,511

Furniture and Equipment, Net	6	7

Investment in ProGold Limited Liability Company	47,851	49,072

Total Assets	$49,459	$51,590

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts Payable	$196	$54
Accrued Liabilities	4	205
Total Current Liabilities	200	259

Non-Current Liabilities	149	144

Members’ Equity
Members’ Equity
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2011 and December 31, 2010	49,259	51,331
Accumulated Other Comprehensive Loss	(149)	(144)

Total Members’ Equity	49,110	51,187

Total Liabilities and Members’ Equity	$49,459	$51,590

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
OPERATIONS
Corn Revenue	$20,236	$14,938
Corn Expense	(20,259)	(14,938)
Net Income from ProGold Limited Liability Company	1,409	1,560
General & Administrative Expenses	(209)	(246)

Net Income from Operations	1,177	1,314

Interest Income	2	10

Net Income Before Income Tax	1,179	1,324

Income Tax Provision	—	—

Net Income	$1,179	$1,324

Weighted Average Shares/Units Outstanding	15,490,480	15,474,734

Earnings per Share/Membership Unit Primary and Fully Diluted	$0.08	$0.09

COMPREHENSIVE INCOME
Net Income	$1,179	$1,324
Other Comprehensive Income, Net	(5)	(16)

Comprehensive Income	$1,174	$1,308

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	FOR THE 3 MONTHS
	ENDED MARCH 31,
	2011	2010

Cash Flows From Operating Activities
Net Income	$1,179	$1,324
Net (Income) from ProGold Limited Liability Company	(1,409)	(1,560)
Depreciation	1	1
Changes in assets and liabilities
Accounts receivable	—	22
Prepaid expenses	—	(1)
Accounts payable	142	(45)
Accrued liabilities	(201)	(4)
Net Cash Used in Operating Activities	(288)	(173)

Cash Flows From Investing Activities
Proceeds from sale of short-term investments	—	102
Distribution received from ProGold LLC	2,630	2,630
Net cash provided by investing activities	2,630	2,732

Cash Flows From Financing Activities
Member distributions paid	(3,251)	(4,337)
Net cash used by financing activities	(3,251)	(4,337)

Increase (Decrease) In Cash and Cash Equivalents	(909)	(1,778)

Cash and Cash Equivalents, Beginning of Period	2,295	3,293

Cash and Cash Equivalents, End of Period	$1,386	$1,515

Cash paid for income taxes	$—	$—

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (Cooperative) for the three-month periods ended March 31, 2011 and 2010 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011.

NOTE 2 — LINE OF CREDIT

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate maturing July 16, 2011.  The line of credit is secured by business assets.  At March 31, 2011 the Cooperative had no outstanding balance on the line of credit.

NOTE 3 — EXPENSES

The Cooperative contracts with Cargill, Incorporated in connection with the procurement of corn and other agency services which includes payments of $92,000 annually and terminates on December 31, 2017.

NOTE 4 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold LLC, which was derived from the monthly unaudited financial statements of ProGold LLC:

	March 31,
(In Thousands	2011	2010

Current Assets	$979	$496
Long-Term Assets	99,405	109,902

Total Assets	$100,384	$110,398

Current Liabilities	$429	$401
Long-Term Liabilities	2,300	2,700

Total Liabilities	2,729	3,101

Members’ Equity	97,655	107,297

Total Liabilities and Members’ Equity	$100,384	$110,398

Rent Revenue on Operating Lease	$5,739	$6,009
Expenses	2,863	2,825

Net Income	$2,876	$3,184

NOTE 5 — INVESTMENTS

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Quoted market prices are generally not available for the Company’s financial instruments.  Fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of March 31, 2011 and December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011
Money Market & CD’s	$215	$—	$—	$215

December 31, 2010:
Money Market & CD’s	$215	$—	$—	$215

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 6 — EMPLOYEE BENEFIT PLANS

The Financial Accounting Standards Board has issued FASB ASC 715 (formerly SFAS No. 158), Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. This standard requires disclosures to interim and annual financial statements, which are effective for the interim period financial statements ending March 31, 2011, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Three-Months Ended, March 30, 2011 and March 31, 2010

	March 31,	March 31,
(In Thousands)	2011	2010

Service Cost	$9	$8
Interest Cost	8	7
Expected Return on Plan Assets	(7)	(6)
Amortization of Net (Gain) Loss	2	3
Net Periodic Pension Cost	$12	$12

Through the three-months ended March 31, 2011, the Cooperative has made $10,500 contributions as compared to $7,500 through the three-months ended March 31, 2010.  The Cooperative anticipates contributing $ 31,500 in additional funds to its pension plan in 2011, for a total of $42,000.  Contributions in 2010 totaled $31,000.

NOTE 7 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 8 — CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-k.

NOTE 9 — DISTRIBUTIONS TO MEMBERS

On February 15, 2011, the Cooperative made a distribution of $3,251,310, or $.21 per outstanding membership unit.

NOTE 10 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the March 31, 2011 financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated.  See the discussion of “Risk Factors” in the Cooperative’s Annual Report for fiscal year 2010 on Form 10-K.

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,604 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold, a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold leases its corn wet milling facility to Cargill Incorporated who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving us the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.

Ownership of our membership units requires our members to deliver corn to the Cooperative for processing in proportion to the number of units they hold.  A member is required to deliver one bushel of corn for each of our units held by the member.  Currently 15,490,480 of our units are issued and outstanding.  Income and losses are allocated to our members based on the volume of corn they deliver.  Subject to certain limitations, as long as a member patronizes the Cooperative by delivering corn equal to the number of units held by the member, the member will be allocated a corresponding portion of our income.  In this way, we continue to operate on a cooperative basis.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

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

For the three months ended March 31, 2011, the Cooperative sold approximately 4.4 million bushels of corn compared to 4.3 million bushels of corn sold during the three months ended March 31, 2010. For the three months ended March 31, 2011 and 2010, the Cooperative recognized corn revenue of $20,236,000 and $14,938,000, respectively, an increase of 35% due primarily to an increase in the selling price per bushel of corn sold in 2011 compared to 2010. The Cooperative recognized corn expense of $20,259,000 and $14,938,000 in 2011 and 2010 respectively, an increase of 35% due primarily to an increase in the cost per bushel of corn purchased in 2011 compared to 2010. For the three months ended March 31, 2011, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1,642,912 bushels of corn using Method A and 2,762,508 bushels of corn using Method B. For the three months ended March 31, 2011 and 2010, the Cooperative recognized expense of $23,000 and $0, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three months ended March 31, 2011, of $1,409,000 compared to $1,560,000 for the three months ended March 31, 2010, a decrease related primarily to reduced supplementary rent received by ProGold under its lease with Cargill.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the three months ended March 31, 2011, was $209,000 compared to $246,000 for the three months ended March 31, 2010, which was primarily the result of reduced expenses associated with the Cooperative’s deferred compensation plan in 2011.

Interest Income. Interest income for the three months ended March 31 2011, was $2,000 compared to $10,000 for the three months ended March 31, 2010.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2011 was $1,402,000 compared to $2,252,000 at March 31, 2010.

The Cooperative had no long-term debt as of March 31, 2011 or March 31, 2010.

The Cooperative used operating cash flows of $288,000 for the three month period ended March 31, 2011 compared to $173,000 for the three month period ended March 31, 2010.

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate that terminates on July 16, 2011.  The line of credit is secured by all of the business assets of the Cooperative.  There is no outstanding balance as of March 31, 2011.

The Cooperative received cash distributions from ProGold totaling $2,630,000 for the three month period ended March 31, 2011 compared to $2,630,000 for the three month period ended March 31, 2010.

The Cooperative paid cash distributions to our members totaling $3,251,000 for the three month period ended March 31, 2011 compared to $4,337,000 for the three month period ended March 31, 2010.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12 months.

Critical Accounting Estimates

The Cooperative does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2011.  The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

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

Item 4T.  Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2011.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors.

For a detailed discussion of certain risk factors that could affect the Cooperative’s operations, financial condition or results for future periods, see Item 1A, Risk factors, in the Cooperative’s Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Item No.		Method of Filing

2.1	Articles of Merger of Golden Growers Cooperative and Golden Growers Cooperative	Incorporated by reference to Exhibit 2.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

2.2	Certificate of Conversion of Golden Growers Cooperative	Incorporated by reference to Exhibit 2.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

3.1	Amended and Restated Articles of Organization of Golden Growers Cooperative	Incorporated by reference to Exhibit 3.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

3.2	Amended and Restated Bylaws of Golden Growers Cooperative dated September 1, 2009	Incorporated by reference to Exhibit 3.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.1	Employment Agreement between Mark Dillon and Golden Growers Cooperative dated June 10, 1996	Incorporated by reference to Exhibit 10.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.2	Form of Uniform Member Agreement	Incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.3	Form of Annual Delivery Agreement	Incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.4	Amended and Restated Member Control Agreement between Golden Growers Cooperative, Golden Growers Cooperative and ProGold Limited Liability Company dated September 1, 2009	Incorporated by reference to Exhibit 10.4 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.5	Operating Agreement between Golden Growers Cooperative, Golden Growers Cooperative and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10.5 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.6	Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated	Incorporated by reference to Exhibit 10.6 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.7	Amended and Restated Corn Supply Agreement between Golden Growers Cooperative and Cargill, Incorporated	Incorporated by reference to Exhibit 10.7 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.8	Employment Agreement between Mark Dillon and Golden Growers Cooperative dated January 1, 2011	Incorporated by reference to Exhibit 10.8 from the Cooperative’s Annual Report on Form 10-K (File No. 11726115) filed March 31, 2011.

16.1	Eide Bailly letter dated June 30, 2010 regarding disclosure related to change in auditor on June 19, 2009	Incorporated by reference to Exhibit 16.1 from the Cooperative’s Registration Statement on Form 10/A (File No. 10927396) filed June 30, 2010.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2010 and August 31, 2009.	Incorporated by reference to Exhibit 99.1 from the Cooperative’s Registration Statement on Form 10/A filed November 15, 2010.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer and Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Accompanying herewith electronically

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date:	May 16, 2011	/s/ Mark Dillon
Mark Dillon
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer