Form 10-Q
period 2011-06-30
Golden Growers Cooperative
filed 2011-08-12
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  YES ☐  NO ☒

Indicate the number of units outstanding of each of the issuer’s classes of units, as of the latest practicable date.

As of August 8, 2011 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$684	$2,295
Short-Term Investments	216	215
Prepaid Expenses	1	1
Total Current Assets	901	2,511

Furniture and Equipment, Net	5	7

Investment in ProGold Limited Liability Company	46,650	49,072

Total Assets	$47,556	$51,590

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts Payable	$23	$54
Accrued Liabilities	4	205
Total Current Liabilities	27	259

Non-Current Liabilities	107	144

Members’ Equity:
Members’ Equity	47,529	51,331
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2011 and December 31, 2010
Accumulated Other Comprehensive Income	(107)	(144)

Total Members’ Equity	47,422	51,187

Total Liabilities and Members’ Equity	$47,556	$51,590

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
OPERATIONS
Corn Revenue	$20,047	$14,843	$40,284	$29,778
Corn Expense	(20,066)	(14,898)	(40,326)	(29,879)
Net Income from ProGold Limited Liability Company	1,813	1,699	3,222	3,259
General & Administrative Expenses	(245)	(191)	(451)	(437)

Net Income from Operations	1,549	1,453	2,729	2,721

Interest Income	4	11	6	21

Net Income Before Income Tax	1,553	1,464	2,735	2,742

Income Tax Provision	—	—	—	—

Net Income	$1,553	$1,464	$2,735	$2,742

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,479,982

Earnings per Share/Membership Unit Primary and Fully Diluted	$0.10	$0.09	$0.18	$0.18

COMPREHENSIVE INCOME
Net Income	$1,553	$1,464	$2,735	$2,742
Other Comprehensive Income, Net	42	(16)	37	(32)

Comprehensive Income	$1,595	$1,448	$2,772	$2,710

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six-Months Ended
	June 30, 2011	June 30, 2010

Cash Flows from Operating Activities
Net Income	$2,735	$2,742
Net (Income) from ProGold Limited Liability Company	(3,222)	(3,259)
Depreciation	2	2
Changes in Assets and Liabilities
Accounts Receivable	—	22
Prepaid Expenses	0	46
Accounts Payable	(31)	45
Accrued Liabilities	(201)	—
Net Cash Used in Operating Activities	(717)	(402)

Cash Flows from Investing Activities
(Purchase of) Proceeds from Short-Term Investments	(1)	101
Distribution received from ProGold LLC	5,644	5,414
Net Cash Provided by Investing Activities	5,643	5,515

Cash Flows from Financing Activities
Member distributions paid	(6,537)	(7,744)
Net Cash Used by Financing Activities	(6,537)	(7,744)

Increase (Decrease) in Cash and Cash Equivalents	(1,611)	(2,631)

Cash and Cash Equivalents, Beginning of Period	2,295	3,293

Cash and Cash Equivalents, End of Period	$684	$662

Non Cash Financing Activity
Issuance of Membership Units in Satisfaction of Deferred Compensation Obligation	$—	$141

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (Cooperative) for the six-month periods ended June 30, 2011 and 2010 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the six-month period ended June 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011.

NOTE 2 — LINE OF CREDIT

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate maturing July 16, 2011.  The line of credit is secured by business assets.  At June 30, 2011 the Cooperative had no outstanding balance on the line of credit.

NOTE 3 — EXPENSES

The Cooperative contracts with Cargill, Incorporated in connection with the procurement of corn and other agency services which includes payments of $92,000 annually and terminates on December 31, 2017.

NOTE 4 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	June 30,
(In Thousands)	2011	2010

Current Assets	$162	$170
Long-Term Assets	97,644	107,914
Total Assets	$97,806	$108,084

Current Liabilities	$401	$401
Long-Term Liabilities	2,200	2,600
Total Liabilities	2,601	3,001

Members’ Equity	95,205	105,083

Total Liabilities and Members’ Equity	$97,806	$108,084

Rent Revenue on Operating Lease	$12,302	$12,344
Expenses	5,727	5,693
Net Income	$6,575	$6,651

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of June 30, 2011 and December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011:
Money Market & CD’s	$216	$—	$—	$216

December 31, 2010:
Money Market & CD’s	$215	$—	$—	$215

NOTE 6 — EMPLOYEE BENEFIT PLANS

The Financial Accounting Standards Board has issued FASB ASC 715 (formerly SFAS No. 158), Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. This standard requires disclosures to interim and annual financial statements, which are effective for the interim period financial statements ending June 30, 2011, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Six-Months Ended, June 30, 2011 and June 30, 2010

	June 30,	June 30,
	2011	2010
Service Cost	$35	$17
Interest Cost	34	14
Expected return on plan assets	(34)	(13)
Amortization of net (gain) loss	—	5
Net periodic pension cost	$35	$23

Through the six-months ended June 30, 2011, the Cooperative has made $21,000 contributions as compared to $15,000 through the six-months ended June 30, 2010.  The Cooperative anticipates contributing $21,000 in additional funds to its pension plan in 2011, for a total of $42,000.  Contributions in 2010 totaled $31,000.

NOTE 7 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 8 — CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-k.

NOTE 9 — DISTRIBUTIONS TO MEMBERS

On February 15, 2011, the Cooperative made a distribution to its members of $3,251,310, or $.21 per outstanding membership unit. On June 22, 2011 the Cooperative made a distribution to its members of $3,286,146, or $.21 per outstanding membership unit.

NOTE 10 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2011 financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated.  See the discussion of “Risk Factors” in the Cooperative’s Annual Report for the 2010 fiscal year on Form 10-K.

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,592 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold, a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold leases its corn wet milling facility to Cargill Incorporated who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving us the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2011 and 2010

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

For the six months ended June 30, 2011, the Cooperative sold approximately 8.5 million bushels of corn compared to 8.3 million bushels of corn sold during the six months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, the Cooperative recognized corn revenue of $40,284,000 and $29,788,000, respectively, an increase of 35% due primarily to an increase in the selling price per bushel of corn sold in 2011 compared to 2010. For the six months ended June 30, 2011 and 2010, the Cooperative recognized corn expense of $40,326,000 and $29,879,000 respectively, an increase of 38% due primarily to an increase in the cost per bushel of corn purchased in 2011 compared to 2010.  For the six months ended June 30, 2011 and 2010, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 2,976,074 and 2,840,019, respectively bushels of corn using Method A and 5,525,016 and 5,529,763 respectively, bushels of corn using Method B. For the six months ended June 30, 2011 and 2010, the Cooperative recognized expense of $46,000, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the six months ended June 30, 2011, of $3,222,000 compared to $3,259,000 for the six months ended June 30, 2010.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the six months ended June 30, 2011, was $451,000 compared to $437,000 for the six months ended June 30, 2010.

Interest Income. Interest income for the six months ended June 30 2011, was $6,000 compared to $21,000 for the six months ended June 30, 2010, which was primarily the result of reduced interest earning assets during 2011.

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenues.  For the three months ended June 30, 2011, the Cooperative sold approximately 4.1 million bushels of corn compared to 4.0 million bushels of corn sold during the three months ended June 30, 2010. For the three months ended June 30, 2011 and 2010, the Cooperative recognized corn revenue of $20,047,000 and $14,843,000, respectively, an increase of 35% due primarily to an increase in the selling price per bushel of corn sold in 2011 compared to 2010. The Cooperative recognized corn expense of $20,066,000 and $14,898,000 in 2011 and 2010 respectively, an increase of 35% due primarily to an increase in the cost per bushel of corn purchased in 2011 compared to 2010. For the three months ended June 30, 2011 and 2010, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1,333,162 and 1,276,519, respectively, bushels of corn using Method A and 2,762,508 and 2,764,881, respectively, bushels of corn using Method B. For the three months ended June 30, 2011 and 2010, the Cooperative recognized expense of $23,000, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three months ended June 30, 2011, of $1,813,000 compared to $1,699,000 for the three months ended June 30, 2010, a increase related primarily to increased supplementary rent received by ProGold under its lease with Cargill.

General and Administrative Expenses. The general and administrative expenses for the three months ended June 30, 2011, was $245,000 compared to $191,000 for the three months ended June 30, 2010, which was primarily the result of increased expenses associated with the Cooperative’s conversion to a Minnesota 308B Cooperative.

Interest Income. Interest income for the three months ended June 30, 2011, was $4,000 compared to $11,000 for the three months ended June 30, 2010.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2011 was $874,000 compared to $817,000 at June 30, 2010.

The Cooperative had no long-term debt as of June 30, 2011 or June 30, 2010.

The Cooperative used operating cash flows of $717,000 for the six month period ended June 30, 2011 compared to $402,000 for the six month period ended June 30, 2010.  The Cooperative used operating cash flows of $429,000 for the three month period ended June 30, 2011 compared to $230,000 for the three month period ended June 30, 2010.

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate that terminates on July 16, 2011.  The line of credit is secured by all of the business assets of the Cooperative.  There is no outstanding balance as of June 30, 2011.

The Cooperative received cash distributions from ProGold totaling $5,644,000 for the six month period ended June 30, 2011 compared to $5,414,000 for the six month period ended June 30, 2010.  The Cooperative received cash distributions from ProGold totaling $3,014,000 for the three month period ended June 30, 2011 compared to $2,784,000 for the three month period ended June 30, 2010.

The Cooperative paid cash distributions to our members totaling $6,537,000 for the six month period ended June 30, 2011 compared to $7,744,000 for the six month period ended June 30, 2010.  The Cooperative paid cash distributions to our members totaling $3,286,000 for the three month period ended June 30, 2011 compared to $3,408,000 for the three month period ended June 30, 2010.

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

Item 4T.  Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2011.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors.

For a detailed discussion of certain risk factors that could affect the Cooperative’s operations, financial condition or results for future periods, see Item 1A, Risk factors, in the Cooperative’s Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Exhibit Description

2.1

Articles of Merger of Golden Growers Cooperative and Golden Growers Cooperative is incorporated by reference to Exhibit 2.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

2.2	Certificate of Conversion of Golden Growers Cooperative is incorporated by reference to Exhibit 2.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

3.1

Amended and Restated Articles of Organization of Golden Growers Cooperative is incorporated by reference to Exhibit 3.1 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

3.2

Amended and Restated Bylaws of Golden Growers Cooperative dated September 1, 2009 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.1	Form of Uniform Member Agreement is incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.2	Form of Annual Delivery Agreement is incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.3

Amended and Restated Member Control Agreement between Golden Growers Cooperative, Golden Growers Cooperative and ProGold Limited Liability Company dated September 1, 2009 is incorporated by reference to Exhibit 10.4 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.4

Operating Agreement between Golden Growers Cooperative, Golden Growers Cooperative and ProGold Limited Liability Company is incorporated by reference to Exhibit 10.5 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.5

Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated is incorporated by reference to Exhibit 10.6 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.6

Amended and Restated Corn Supply Agreement between Golden Growers Cooperative and Cargill, Incorporated is incorporated by reference to Exhibit 10.7 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.7

Employment Agreement between Mark Dillon and Golden Growers Cooperative dated January 1, 2011 is incorporated by reference to Exhibit 10.8 from the Cooperative’s Annual Report on Form 10-K (File No. 11726115) filed March 31, 2011.

16.1

Eide Bailly letter dated June 30, 2010 regarding disclosure related to change in auditor on June 19, 2009 is incorporated by reference to Exhibit 16.1 from the Cooperative’s Registration Statement on Form 10/A (File No. 10927396) filed June 30, 2010.

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2010 and August 31, 2009 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Registration Statement on Form 10/A filed November 15, 2010.

Filed herewith electronically

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 12, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet at June 30, 2011 and December 31, 2010, (ii) Statements of Operations and Comprehensive Income for the three-month and the six-month periods ended June 30, 2011 and 2010, (iii) Statement of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and (iv) Notes to Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference to such filings.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date:	August 12, 2011	/s/ Mark Dillon
Mark Dillon
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer