Form 10-Q
period 2011-09-30
Golden Growers Cooperative
filed 2011-11-14
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,161	$2,295
Short-Term Investments	216	215
Prepaid Expenses	1	1
Total Current Assets	3,378	2,511

Furniture and Equipment, Net	3	7

Investment in ProGold Limited Liability Company	45,551	49,072

Total Assets	48,932	$51,590

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts Payable	$22	$54
Accrued Liabilities	3	205
Total Current Liabilities	25	259

Non-Current Liabilities	161	144

Members’ Equity
Members’ Equity	48,907	51,331
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2011 and December 31, 2010
Accumulated Other comprehensive Income	(161)	(144)

Total Members’ Equity	48,746	51,187

Total Liabilities and Members’ Equity	$48,932	$51,590

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
OPERATIONS
Corn Revenue	$19,597	$11,477	$59,881	$41,255
Corn Expense	(19,630)	(11,478)	(59,956)	(41,333)
Net Income from ProGold Limited Liability Company	1,533	1,496	4,755	4,755
General & Administrative Expenses	(127)	(195)	(578)	$(656)

Net Income from Operations	1,373	1,300	4,102	4,021

Interest Income	5	5	11	26

Net Income Before Income Tax	1,378	1,305	4,113	4,047

Income Tax Provision	—	—	—	—

Net Income	$1,378	$1,305	$4,113	$4,047

Weighted Average Shares/Units Outstanding	$15,490,480	$15,490,480	$15,490,480	$15,482,607

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.09	$0.08	$0.27	$0.26

COMPREHENSIVE INCOME
Net Income	$1,378	$1,305	$4,113	$4,047
Pension Liability Adjustment	(54)	15	(17)	(17)

Comprehensive Income	$1,324	$1,320	$4,096	$4,030

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash Flows from Operating Activities
Net Income	$4,113	$4,047
Net (Income) from ProGold Limited Liability Company	(4,755)	(4,755)
Depreciation	4	3
Changes in Assets and Liabilities
Accounts Receivable	—	22
Prepaid Expenses	—	(1)
Accounts Payable	(32)	22
Accrued Liabilities	(202)	39
Net Cash Used in Operating Activities	(872)	(623)

Cash Flows from Investing Activities
(Purchase of) Proceeds from Short-Term Investments	(1)	100
Distribution received from ProGold LLC	8,275	8,047
Net Cash Provided by Investing Activities	8,274	8,147

Cash Flows from Financing Activities
Member distributions paid	(6,536)	(7,744)
Net Cash Used by Financing Activities	(6,536)	(7,744)

Increase (Decrease) in Cash and Cash Equivalents	866	(220)

Cash and Cash Equivalents, Beginning of Period	2,295	3,293

Cash and Cash Equivalents, End of Period	$3,161	$3,073

Supplemental Disclosure of Cash Flow Information
Cash paid (refund received) for income taxes	$—	$(24)

Non Cash Financing Activity
Issuance of Membership Units in Satisfaction of Deferred Compensation Obligation	$—	$141

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (Cooperative) for the nine-month periods ended September 30, 2011 and 2010 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011.

NOTE 2 — LINE OF CREDIT

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate maturing July 16, 2012.  The line of credit is secured by business assets.  At September 30, 2011 the Cooperative had no outstanding balance on the line of credit.

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

NOTE 4 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	September 30,		December 31,
(In Thousands)	2011	2010	2010

Current Assets	$1,932	$153	$132
Long-Term Assets	95,336	105,525	102,815
Total Assets	$97,268	$105,678	$102,947

Current Liabilities	$2,207	$414	$401
Long-Term Liabilities	2,100	2,500	2,400
Total Liabilities	4,307	2,914	2,801

Members’ Equity	92,961	102,764	100,146

Total Liabilities and Members’ Equity	$97,268	$105,678	$102,947

Rent Revenue on Operating Lease	$18,325	$18,258	$23,894
Expenses	8,622	8,554	11,445
Net Income	$9,703	$9,704	$12,449

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of September 30, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
Money Market & CD’s	$216	$—	$—	$216

December 31, 2010
Money Market & CD’s	$215	$—	$—	$215

NOTE 6 — EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit pension plan for employees that meet eligibility requirements of age and length of service. Presently two employees are eligible to participate in the plan. The plan provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death. Components of Net Periodic Benefit Cost for the Nine-Months Ended, September 30, 2011 and September 30, 2010:

	September 30,	September 30,
	2011	2010
Service Cost	$35	$25
Interest Cost	34	21
Expected return on plan assets	(30)	(19)
Amortization of net (gain) loss	14	7
Net periodic pension cost	$53	$34

Through the nine-months ended September 30, 2011, the Cooperative has made $32,000 contributions as compared to $23,000 through the nine-months ended September 30, 2010.  The Cooperative anticipates contributing $ 10,000 in additional funds to its pension plan in 2011, for a total of $42,000.  Contributions in 2010 totaled $31,000.

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

NOTE 10 — SUBSEQUENT EVENTS

On October 14, 2011, the Cooperative made a distribution to its members of $3,407,906, or $.22 per outstanding membership unit.

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2011 financial statements.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2011 and 2010

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

For the nine months ended September 30, 2011, the Cooperative sold approximately 12.0 million bushels of corn compared to 11.7 million bushels of corn sold during the nine months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, the Cooperative recognized corn revenue of $59,881,000 and $41,255,000, respectively, an increase of 45% due primarily to an increase in the selling price per bushel of corn sold in 2011 compared to 2010. The Cooperative recognized corn expense of $59,956,000 and $41,333,000 in 2011 and 2010 respectively, an increase of 45% due primarily to an increase in the cost per bushel of corn purchased in 2011 compared to 2010.  For the nine months ended September 30, 2011 and 2010, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 3,732,103 and 3,459,482, respectively bushels of corn using Method A and 8,287,524 and 8,294,643 respectively, bushels of corn using Method B. For the nine months ended September 30, 2011 and 2010, the Cooperative recognized expense of $69,000 and $69,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the nine months ended September 30, 2011, of $4,755,000 compared to $4,755,000 for the nine months ended September 30, 2010.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the nine months ended September 30, 2011, was $578,000 compared to $656,000 for the nine months ended September 30, 2010, a decrease of 12% due primarily to reduced expenses associated with the Cooperative’s conversion to a Minnesota 308B Cooperative.

Interest Income. Interest income for the nine months ended September 30 2011, was $11,000 compared to $26,000 for the nine months ended September 30, 2010, which was primarily the result of reduced interest earning assets during 2011.

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenues.  For the three months ended September 30, 2011, the Cooperative sold approximately 3.5 million bushels of corn compared to 3.4 million bushels of corn sold during the three months ended September 30, 2010. For the three months ended September 30, 2011 and 2010, the Cooperative recognized corn revenue of $19,597,000 and $11,477,000, respectively, an increase of 71% due primarily to an increase in the selling price per bushel of corn sold in 2011 compared to 2010. The Cooperative recognized corn expense of $19,630,000 and $11,478,000 in 2011 and 2010 respectively, an increase of 71% due primarily to an increase in the cost per bushel of corn purchased in 2011 compared to 2010. For the three months ended September 30, 2011 and 2010, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 756,029 and 649,999, respectively, bushels of corn using Method A and 2,762,508 and 2,764,881, respectively, bushels of corn using Method B. For the three months ended September 30, 2011 and 2010, the Cooperative recognized expense of $23,000 and $23,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three months ended September 30, 2011, of $1,533,000 compared to $1,496,000 for the three months ended September 30, 2010.

General and Administrative Expenses.  The general and administrative expenses for the three months ended September 30, 2011, was $127,000 compared to $195,000 for the three months ended September 30, 2010, which was primarily the result of decreased expenses associated with the Cooperative’s conversion to a Minnesota 308B Cooperative.

Interest Income.  Interest income for the three months ended September 30, 2011, was $5,000 compared to $5,000 for the three months ended September 30, 2010.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2011 was $3,353,000 compared to $3,260,000 at September 30, 2010.

The Cooperative had no long-term debt as of September 30, 2011 or September 30, 2010.

The Cooperative used operating cash flows of $872,000 for the nine month period ended September 30, 2011 compared to $623,000 for the nine month period ended September 30, 2010.  The Cooperative used operating cash flows of $155,000 for the three month period ended September 30, 2011 compared to $221,000 for the three month period ended September 30, 2010.

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate that terminates on July 16, 2012.  The line of credit is secured by all of the business assets of the Cooperative.  There is no outstanding balance as of September 30, 2011.

The Cooperative received cash distributions from ProGold totaling $8,275,000 for the nine month period ended September 30, 2011 compared to $8,047,000 for the nine month period ended September 30, 2010.  The Cooperative received cash distributions from ProGold totaling $2,631,000 for the three month period ended September 30, 2011 compared to $2,633,000 for the three month period ended September 30, 2010.

The Cooperative paid cash distributions to its members totaling $6,536,000 for the nine month period ended September 30, 2011 compared to $7,744,000 for the nine month period ended September 30, 2010.  There were no distributions paid to its members by the Cooperative for the three month period ended September 30, 2011 and September 30, 2010, respectively.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12 months.

Critical Accounting Estimates

The Cooperative generally does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2011.  The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

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

Item 4.  Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2011.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

For a detailed discussion of certain risk factors that could affect the Cooperative’s operations, financial condition or results for future periods, see Item 1A, Risk factors, in the Cooperative’s Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits

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

Exhibit No.	Exhibit Description

Filed herewith electronically

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2011 and August 31, 2010.

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet for at September 30, 2011 and December 31, 2010, (ii) Statements Of Operations and Comprehensive Income for the three-month and the six-month periods ended September 30, 2011 and 2010, (iii) Statement of Cash Flows for the six-month periods ended September 30, 2011 and 2010, and (iv) Notes to Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference to such filings.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 14, 2011	/s/ Mark Dillon
Mark Dillon
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer