Form 10-K
period 2011-12-31
Golden Growers Cooperative
filed 2012-03-30
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 26, 2012, the Registrant had 15,490,480 Units issued and outstanding.  There is no established public market for the Registrant’s Units.  Although there is a limited, private market for the Registrant’s Units, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s Units held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

i

PART I

This report contains forward-looking statements and information based upon assumptions by Golden Growers Cooperative (Cooperative), including assumptions about risks and uncertainties faced by the Cooperative.  These forward-looking statements can be identified by the use of forward-looking terminology such as “expects”, “believes”, “will” or similar verbs or expressions.  If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Cooperative’s actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors influencing the Cooperative and its business which are described in this report in the “Risk Factors” section below.  Readers are urged to consider these factors when evaluating any forward-looking statement.  The Cooperative undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

Item 1.  BUSINESS

GENERAL

Golden Growers Cooperative is a value-added agricultural cooperative association owned by 1,590 members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing into a value-added product.  Originally formed in 1994 as a North Dakota agricultural cooperative, Golden Growers Cooperative has provided its members with value and the opportunity to deliver corn for processing for almost two decades.  Effective September 1, 2009, in order to further enhance the value it provides to its grower-owners, the Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B.

Golden Growers Cooperative was incorporated in Minnesota on July 29, 2009, under Minnesota Statutes Chapter 308A as a wholly-owned cooperative subsidiary of the original North Dakota cooperative of the same name.  Effective as of September 1, 2009, the original North Dakota cooperative was merged with and into the Minnesota 308A cooperative to change Golden Growers Cooperative’s domicile from North Dakota to Minnesota.  In connection with the change of domicile, Golden Growers Cooperative also converted from a Minnesota 308A cooperative to a Minnesota 308B cooperative association.  As a result of this change of domicile and statutory conversion, the North Dakota cooperative, historically taxed as an exempt cooperative under Section 521 of the Internal Revenue Code (Code), became a Minnesota cooperative association governed as a cooperative for state law purposes, but taxed as a partnership under Subchapter K of the Internal Revenue Code for tax purposes.  The Cooperative, except for changes to the structure and operations as a result of the change in domicile and statutory conversion, continues to operate the business it has historically operated.  For more details regarding the transactions see “Change in Domicile and Statutory Conversion.”

History

The Cooperative was originally formed in 1994 as a North Dakota cooperative with the goal of allowing its members to receive additional value from the corn that they grow through the processing of that corn into value-added products, such as corn sweeteners.  The Cooperative accomplished this purpose by forming a joint venture with two partners — American Crystal Sugar Company, a Minnesota agricultural cooperative that processes sugarbeets and Minn-Dak Farmers Cooperative, a North Dakota cooperative that processes sugarbeets.  The joint venture formed ProGold Limited Liability Company (ProGold), a Minnesota limited liability company that designed and constructed a corn wet-milling facility in Wahpeton, North Dakota to process corn into high fructose corn syrup and related co-products.

ProGold financed the cost of building this facility through proportionate capital contributions from its three members, including the Cooperative, and long-term debt financing.  The Cooperative’s membership in ProGold included a right and obligation for the Cooperative to deliver corn to the ProGold facility for processing.  The Cooperative’s members delivered corn to the ProGold facility on the Cooperative’s behalf to meet this delivery obligation.

At the same time ProGold began operating the corn wet-milling facility, the price for high fructose corn syrup dropped and it became apparent that operating the facility was not economically viable for ProGold so it sought other options for the facility that would preserve the ability to process its members’ corn while reducing financial risk.  On November 1, 1997, ProGold entered into an operating lease with Cargill Incorporated for the entire ProGold facility.  While ProGold no longer operates the wet-milling facility, the Cooperative, through its members, continues to have the obligation to deliver corn directly to Cargill at the wet-milling facility for processing.  During the term of the original 10-year lease, Cargill paid ProGold annual rent of approximately $25,000,000 per year, substantially all of which was used to service ProGold’s debt, which was retired in 2008.  The lease with Cargill was renegotiated effective January 1, 2008, with the lease term extended through December 31, 2017.  Under this amended lease, Cargill is required to operate the facility and pay fixed lease payments subject to a very limited exception related to the availability of adequate ground water.  Cargill bears all expenses with respect to operating and maintaining the wet-milling facility except for extraordinary capital projects that may arise.  Cargill’s rent payable to ProGold for the remaining term of the lease is approximately $21,500,000 annually.  ProGold has not undertaken any major capital improvements since its construction.  We anticipate that ProGold will incur expenses in the future related to normal capital improvements to the facility necessary due to the passage of time.

Throughout the terms of the leases between Cargill and ProGold, the Cooperative’s members, on behalf of the Cooperative, have delivered corn directly to the facility for processing into high fructose corn syrup and related co-products.  It is the Cooperative’s ownership interest in ProGold that creates this value-added relationship between its members and the facility.  When members deliver corn to the Cooperative for processing at the facility, they are paid a market price for the corn that is delivered.  In addition, members have a right to receive added value for the efforts in the form of patronage based on each member’s proportionate share of the Cooperative’s income from ProGold that is derived primarily from Cargill’s lease of the facility.  For more details regarding the Cooperative’s ownership in ProGold see “Ownership in ProGold.”

Change of Domicile and Statutory Conversion

Prior to September 1, 2009, the Cooperative was a North Dakota cooperative taxed as a tax exempt cooperative under Section 521 of the Code.  When formed in 1994, being taxed as a tax exempt cooperative under Section 521 and Subchapter T of the Code was the most appropriate option available to the Cooperative.  While taxation as a cooperative has advantages to both the Cooperative and its members, the technical requirements of Section 521 impose a rigid structure on cooperatives.  Since the Cooperative’s original formation, however, taxation as a partnership under Subchapter K of the Code has become an option for cooperatives.  Subchapter K of the Code provides much more structural flexibility than taxation as a tax exempt cooperative.

The State of Minnesota enacted Chapter 308B — the Minnesota Cooperative Association Act — in 2003 which essentially combined the elements of a cooperative already embodied in Minnesota Chapter 308A with the flexibility to be taxed as a partnership under Subchapter K of the Code.  Generally, agricultural cooperatives function much like a corporation except:  (1) membership is generally limited to a specific group of patrons; (2) voting is done on a one member one vote basis (instead of proportionate equity ownership); (3) distributions are based on patronage of the cooperative (instead of distributions in the form of dividends based on percentage ownership); and (4) dividends on investment securities are limited by statute, which discourages outside investors.  Minnesota Chapter 308B removes some of these restrictions by providing for both patron and non-patron members, but requires that at least fifteen percent (15%) of the profits and losses be allocated on a patronage basis.  Minnesota Chapter 308B also explicitly allows for an entity organized under it to elect to be taxed as a partnership under Subchapter K of the Code, which is currently more desirable than being taxed as a cooperative under either Section 521 and/or Subchapter T of the Code.

Prior to the conversion to a Minnesota 308B cooperative association, only corn growers in Minnesota, North Dakota and South Dakota could own equity in the Cooperative.  After the conversion to a Minnesota 308B cooperative association, any person residing in the United States can own Cooperative Units as long as that person delivers or provides for the delivery of corn for processing at the facility.

In 2009 the Cooperative’s members voted to change our domicile from North Dakota to Minnesota as well as to convert to a Minnesota 308B cooperative association.  Two steps were necessary to accomplish this transaction.  First, a tax-free merger of the North Dakota cooperative into a Minnesota 308A cooperative was completed to change the domicile.  Second, the Minnesota 308A cooperative “converted” into a Minnesota 308B cooperative association.

On July 29, 2009, we formed “Golden Growers Cooperative — Minnesota” under Minnesota Statutes Chapter 308A, solely for the purpose of changing our domicile to the State of Minnesota.  On September 1, 2009, the North Dakota cooperative merged with and into Golden Growers Cooperative — Minnesota, changing our state of incorporation to Minnesota.  Golden Growers Cooperative — Minnesota changed its name to “Golden Growers Cooperative” as part of the merger.  As a North Dakota cooperative, our members each held one share of Class A Common Voting Membership Stock which entitled them to one vote in the affairs of the Cooperative and shares of Class B Non-Voting Equity Stock which allowed them to deliver bushels of corn to the facility for processing equal to the number of shares of stock held.  As part of the merger to change our domicile, our members exchanged these shares for identical and equal shares of stock in the Minnesota 308A cooperative.

Immediately after the change in domicile, our members elected to convert to a Minnesota 308B cooperative association by filing Articles of Conversion that amended our Articles of Incorporation — our organizing document as a Minnesota 308A cooperative — into Articles of Organization — our organizing document as a Minnesota 308B cooperative association.  As part of this conversion, each member’s single share of Class A Common Voting Membership Stock was redeemed for $150 and each member received the number of our membership interests (Units), equal to the number of shares of Class B Non-Voting Equity Stock each member held in the Minnesota 308A cooperative.  For more details regarding our Units see “Description of Cooperative’s Securities.”  As a result of our conversion from a Minnesota 308A cooperative to a Minnesota 308B cooperative association we are now taxed as a partnership under Subchapter K of the Code and our fiscal year end changed from August 31 to December 31.

Prior to the conversion to a Minnesota 308B cooperative association, the Cooperative’s securities were exempt from registration under Section 12(g)(1) of Securities Registration Act of 1934 due to our status as an agricultural cooperative.  As a result of our statutory conversion into a Minnesota 308B cooperative association we no longer meet the requirements to be a cooperative exempt from registration under Section 12(g)(1) of the 1934 Act which necessitated the filing of a Form 10.

Business Operations

The Cooperative is in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold.  We accomplish our business on behalf of our members not through the ownership of assets such as a plant and equipment but through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.  We meet this delivery obligation by having our members deliver their corn to the ProGold facility.

Since November 1997, ProGold has leased its corn wet-milling facility to Cargill.  Annually, Cargill pays ProGold rent equal to $21,500,000.  Throughout the term of the lease between Cargill and ProGold, our members, on the Cooperative’s behalf, have delivered corn to the facility for processing into high fructose corn syrup and related co-products.  It is our ownership interest in ProGold that creates a value-added relationship between our growers and the facility.  Notwithstanding this cooperative arrangement, Cargill is an integral part of our financial success.  Separate from the lease, Cargill also provides the Cooperative services that allow us to facilitate corn delivery at little or no expense.  In addition, the lease payments Cargill makes to ProGold that are in turn distributed to the Cooperative provide us with the cash to make distributions to our members.  If, however, at some time in the future ProGold stopped leasing its plant to Cargill it is anticipated that the plant would continue operations, managed either by ProGold or another party.  It is expected that the plant would continue to provide a market for the corn produced by our members whether the plant is leased in the future by Cargill or another party or operated by ProGold.

Ownership of our Units requires our members to deliver corn to the Cooperative for processing in proportion to the number of Units each member holds.  A member is required to deliver one bushel of corn for each Unit held by the member.  Currently 15,490,480 Units are issued and outstanding.  Income and losses are allocated to our members based on the volume of corn they deliver.  Subject to certain limitations, as long as a member patronizes the Cooperative by delivering corn equal to the number of Units held by the member, the member will be allocated a corresponding portion of our income.  In this way, we continue to operate on a cooperative basis.

To hold our Units a member is required to execute a Uniform Member Agreement that obligates the member to deliver corn to us and an Annual Delivery Agreement by which each member annually elects the member’s method to deliver corn — either Method A or Method B, or a combination of both.  Under Method A, a member is required to physically deliver corn to us either at the facility or another location designated by the Cooperative.  Under Method B, a member appoints us as its agent to arrange for the acquisition and delivery of corn on the member’s behalf.  Separate from leasing the facility from ProGold, Cargill is in the grain services business.  In order to most cost effectively provide delivery services to our members, the Cooperative has entered into an agreement with Cargill whereby we appoint Cargill as our agent to arrange for the delivery of the corn by our members who elect to deliver corn using Method A, and we appoint Cargill as our agent to acquire corn on our behalf for our members who elect to deliver corn using Method B.  If a member elects to deliver corn using Method B, the price per bushel the Cooperative pays to the member is equal to the price per bushel paid by Cargill to acquire the corn as our agent.  The Cooperative pays members who deliver corn under Method A the market price or contracted price for their corn at the time of delivery.  Members who deliver corn under Method A receive from the Cooperative an incentive payment of $.05 per bushel on the corn that they deliver while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having us deliver corn on their behalf.  The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of our Board of Directors.  While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf.

Annually, we notify Cargill of the volume of Method A corn to be delivered by each Method A member.  Once we provide notification to Cargill of the volume of corn, Cargill then confirms the amount of corn with each member and notifies that member with respect to quality specifications, allowances, deductions and premiums to be applicable to that corn.  That Method A member then directly contracts with Cargill for the contract price agreed upon for the corn or, in the absence of an agreed upon price, the market price per bushel for corn delivered on the day on which the corn is delivered and accepted at the facility.  With respect to all Method A corn that is delivered, Cargill pays to the Cooperative the aggregate purchase price for corn purchased from our members, and then, on our behalf, makes individual payments for corn directly to our members.  In the event a Method A member delivers to Cargill more than its delivery commitment, any corn delivered in excess of that commitment is handled as a direct sale of corn to Cargill and is priced at the current closing delivery corn price established by Cargill at the facility on the day it is unloaded.  In the event a Method A member delivers to Cargill less than its committed amount of corn, the quantity of the shortfall is then purchased and delivered by Cargill on our behalf, but this purchased corn is not credited to the Method A member’s account.  If a Method A member fails to fully satisfy the corn delivery requirement, Cargill purchases replacement corn for which we reimburse Cargill the amount by which the underlying contracted corn price is less than the price of buying the replacement corn that was due on the delivery date.  In addition, if a Method A member fails to deliver all of the corn it was obligated to deliver, that member’s allocation of our profit or losses and any cash distributions is proportionately reduced and we may terminate the member’s membership.

Based on the corn to be delivered by our members using Method A, Cargill then purchases the remainder of the corn to be delivered by us on behalf of our Method B delivering members at such time and such quantities and at such prices it deems appropriate and in the best interest of us and Cargill.  Because Cargill purchases the corn on our behalf for our members who elect to deliver using Method B, the purchase price for the corn that would be paid to our members if they actually delivered the corn is offset against the payment to be made by us to Cargill for the cost to purchase the corn, thus no payment is made from Cargill to us for corn delivered using Method B.

Our members can change their delivery method annually, so the mix of members delivering by Method A or Method B changes each year.

In exchange for the services set forth above with respect to handling our member’s delivery of corn to the wet-milling facility, we pay Cargill an annual fee of $92,000, which is paid in quarterly installments.  In addition, we also pay Cargill a per-bushel fee if a Method A member fails to deliver corn.  This amount is in addition to any reimbursement required by us to Cargill for a Method A member’s failure to deliver.

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

For the 2011 fiscal year, 28.7% of members elected to deliver corn by Method A and 71.3% elected Method B.  This resulted in 28.7% of the Cooperative’s income and/or losses and 28.7% of any cash distributions being allocated to the Method A pool in fiscal year 2011, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in the Cooperative’s governing documents.

For the 2012 fiscal year, 28.2% of members have elected to deliver corn by Method A and 71.8% have elected Method B.  This will result in 28.2% of our income and/or losses and 28.2% of any cash distributions being allocated to the Method A pool in fiscal year 2012, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

Ownership in ProGold

The Cooperative owns a 49% interest in ProGold and American Crystal owns a 51% interest in ProGold.  Because American Crystal owns a controlling interest in ProGold, it must consolidate ProGold’s financial statements into its financial statements.

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

The wet-milling facility was built in 1995.  As processing facilities age, more extensive maintenance becomes necessary to keep the facility in good working order.  In the event the wet-milling facility owned by ProGold requires any maintenance or repairs that are capital in nature, ProGold would pay for such capital improvements from its revenue, reducing any income available for its members at the time of such expenses.  The Cooperative and American Crystal would experience any such reduction in ProGold’s income proportionately based on their percentage ownership of ProGold.

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

Employees

As of December 31, 2011, the Cooperative had 1 full-time employee, Executive Vice President, Mark Dillon, who serves in the capacity of chief executive officer and chief financial officer and one part-time employee, neither of whom is covered by a collective bargaining agreement.  Management considers its employee relations to be good.

Legal Proceedings

The Cooperative is not currently involved in any legal proceedings.  In addition, we are not aware of any potential claims that could result in the commencement of legal proceedings.  The Cooperative carries insurance that provides protection against certain types of claims, up to policy limits.

Competition

As a grower-owned cooperative whose members are contractually obligated to deliver corn, the Cooperative generally does not face competition in the market place for corn.  More importantly, its governing documents and contractual arrangements with Cargill contain contractual incentives for growers to deliver corn to the Cooperative and not to another processor.  Even if members do not fully satisfy their delivery commitments, there are sufficient supplies of corn to be purchased in the open market to meet any contract obligations to Cargill, with any costs to be charged to the defaulting member.

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

Item 1A.  RISK FACTORS

The risks described below together with all of the other information included in this report should be considered carefully.  The risks and uncertainties described below and elsewhere in this Form 10-K are not the only ones we face.  If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the distributions made to our members may decrease, the value of our Units could fall, and a member could lose all or part of his, her or its investment.

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

The ability to transfer our Units is restricted by our Bylaws.  A member must obtain the prior consent of our Board of Directors before making any transfer of Units.  Transferability of Units is restricted in part to ensure that we are not deemed a “publicly traded partnership” and thus taxed as a corporation.  The delivery obligations that accompany our Units also partially restrict the transferability of our Units.  As a result, a member may have to hold Units for an indefinite period of time because the Units may not be able to be readily resold.

Risks Related to Our Operations

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

Our primary source of income is from our ownership interest in ProGold.  ProGold’s primary asset is the facility that it leases to Cargill.  We only own 49% of ProGold while American Crystal owns 51% of ProGold.  We do not have a controlling interest in ProGold and as a result of that we have risks with respect to dealing with our minority interest in ProGold.  Generally our business interests and American Crystal’s will be aligned with respect to decisions related to ProGold.  In the future, however, an issue could arise whereby we do not have the same interest and we would not have the ability to control ProGold.

The lease with Cargill for the facility expires in December 2017.

The corn wet-milling facility has been leased to Cargill since 1997.  The lease was renegotiated in 2008 and extended for an additional ten year term.  The current lease term runs through December 31, 2017.  Cargill bears all expenses with respect to operating and maintaining the facility except for extraordinary capital projects that may arise.  Cargill is required to operate the facility and pay fixed lease payments subject to a very limited exception related to the availability of an adequate water supply.  If Cargill does not continue to lease the facility at the termination of the lease, ProGold’s options are to lease the facility to a third party, to run the facility itself or to sell the facility to another party.  There can be no assurances that a third party willing to operate or purchase the facility exists or that the value of the facility at the end of the lease will be such that it will be a profitable sale for ProGold, us or our members.

ProGold may need to pay for maintenance to the facility.

The facility has been operated by Cargill since 1997.  While the facility has been maintained by Cargill pursuant to the terms of the lease, ProGold is responsible for the cost of any extraordinary capital expenditures.  In the event ProGold has to pay for any such capital expenditure, the amount of income available for distribution to its members would be reduced, which would in turn reduce amounts paid to our members.  No extraordinary capital expenditures are expected in the immediate future, but based on the age of the facility it can be expected that such expenditures may be forthcoming.  The Board of Governors of ProGold would make the decision to incur such capital expenditure.

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

A member may not be able to fully deduct its share of our losses or its interest expense.

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

When the North Dakota cooperative was originally formed, members may have borrowed money to purchase their shares and may have been deducting the interest expense.  As a result of the conversion transaction, part or all of some member’s interest expense may not be deductible in the same manner because it must be aggregated with other items of income and loss that the member has independently experienced from passive activities and subjected to the passive activity loss limitations.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We lease executive office space at 112 Roberts Street N, Suite 111, Fargo, ND 58102.  The lease term runs until June 30, 2015, at an average monthly rate of approximately $754 per month for approximately 847 square feet.  We believe this space is adequate for our immediate needs.

Item 3.  LEGAL PROCEEDINGS

None

Item 4.    MINE SAFETY DISCLOSURES

None

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is no established trading market for our Units.  To maintain our partnership tax status, members may not trade their Units on an established securities market or readily trade Units on a secondary market (or the substantial equivalent thereof).  All transfers are subject to approval by the Board of Directors and a determination that the transfer will not cause us to be deemed a publicly traded partnership.  In accordance with the publicly traded partnership rules, the Cooperative has made arrangements with Alerus Financial to serve as a qualified matching service for our members.

Our Bylaws restrict the ability of our members to transfer their Units.  To help ensure that a secondary market does not develop, our Bylaws prohibit transfers without the approval of our Board of Directors.  The Board of Directors will not approve transfers unless they fall within “safe harbors” contained in the publicly traded partnership rules under the Code and the related rules and regulations, as amended.  Any transfers of Units in violation of the publicly traded partnership rules or without the prior consent of the Board of Directors will be invalid.

There are no outstanding warrants or options to purchase, or securities convertible into, our Units.  As of the date hereof, there are 15,490,480 Units that are eligible for sale pursuant to Rule 144.  We have not agreed to register any Units under the Securities Act for sale by members.

Holders

As of the date hereof, there are 1,590 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains.  Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members.  For the fiscal year ended August 31, 2009 the Cooperative paid patronage dividends to its members equal to $6,346,746.75 and for the four month period fiscal year ended December 31, 2009 the

Cooperative made aggregate cash distributions to its members of $4,946,875.80.  For the fiscal year ended December 31, 2010, the Cooperative made aggregate cash distributions to its members of $10,998,240.80.  For the fiscal year ended December 31, 2011, the Cooperative made aggregate cash distributions to its members of $9,945,361.25.

Securities Authorized for Issuance under Equity Compensation Plans

The Cooperative currently has no equity compensation plan.

Purchases of Equity Securities by Golden Growers Cooperative

None

RECENT SALES OF UNREGISTERED SECURITIES

On August 31, 2009 the Cooperative completed transactions that changed its state of domicile and ultimately converted it from a North Dakota cooperative to a Minnesota cooperative association governed by Chapter 308B.  In connection with the transactions, the shareholders of the North Dakota cooperative exchanged their equity in the North Dakota cooperative for our Units.  Each share held by our members was exchanged for an equal number of our Units, with each Unit valued at $2.85.

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

Termination of Membership

A Unit holder’s membership in the Cooperative may be terminated by a majority vote of the Board of Directors if any of the following events occur:  (a) a Unit holder has become ineligible for membership for any reason; (b) a Unit holder has failed to patronize the Cooperative for a period of one year or more; (c) a Unit holder fails to enter into, or ceases to have in effect, a member agreement with the Cooperative; (d) a Unit holder that is an individual dies and the Unit holder’s estate does not fulfill the membership obligations pursuant to the Cooperative’s Bylaws, or a Unit holder that is a business entity ceases to exist and leaves no qualified successor to be a Unit holder as determined by the Board of Directors; or (e) the Board of Directors by resolution finds that a Unit holder has:  (i) intentionally or repeatedly violated any provision of the Articles of Organization or the Bylaws of the Cooperative; (ii) breached the member agreement or any other contract with the Cooperative, including but not limited to, the obligation to make timely payments on the member’s account with the Cooperative; (iii) taken actions that will impede the Cooperative from accomplishing its purposes; (iv) taken or threatened to take actions that may adversely affect the interests of the Cooperative or its members; or (v) willfully obstructed any lawful purpose or activity of the Cooperative.

If a Unit holder’s membership in the Cooperative is terminated, the terminated member immediately loses all rights to vote but continues to have rights to distributions and allocations, subject to all of the restrictions that apply and to the extent applicable.  The terminated member’s delivery obligation terminates as of the date membership is terminated.  The Cooperative is required to refund the terminated member the value of the Units owned by the terminated member at the lesser of the book value or market value as of the date of termination less any amounts owed to the Cooperative by the member.  The refund is due and payable seven (7) years following the date of termination.  A terminated member may transfer his Units during the seven (7) year period to a person eligible for membership.

Voting Rights

Each member is entitled to one vote on all matters presented to the members for a vote, regardless of the number of Units owned by such member.

Capital Contributions and Initial Capital Accounts

The initial capital contribution of each of our members immediately after the conversion to a Minnesota 308B cooperative association was determined pursuant to the Plan of Conversion.  The value of the capital contribution of each member is equal to the initial capital account for each member and was set at $2.85 per Unit.

Allocation of Income and Losses

General Allocation Rules

All items of income, gain, receipt, loss, deduction, and credit of the Cooperative for each fiscal year (Income and Losses) is allocated among our members, and our member’s capital accounts, on the basis of the ratio that the volume of the business done with or for each such member bears to the volume of the business done with or for all members who participate in the respective pools described below.

Limits on Allocation of Losses

In a fiscal year that results in a loss, the allocation of such loss to any member shall be limited to the positive balance in such member’s capital account, such that no member will have a deficit balance in their capital account.  Any loss not allocated to the members on account of the preceding sentence (Excess Loss) will be reallocated among the remaining members participating in the respective allocation pools on the basis of the ratio that the volume of the business done with or for such member bares to the volume of business done with or for all members in the pool.  To the extent we generate income in a subsequent year, such income shall first be allocated to the members to whom Excess Losses have previously been allocated in order to offset the allocation of Excess Losses to the members’ capital accounts.  To effectuate this allocation of income, the income allocated to the capital accounts of the members from whom the Excess Losses were originally reallocated shall be decreased to properly reflect the amount of the previously allocated Excess Losses reallocated from such members.

Allocation Pools

Our Bylaws allow our Board of Directors to establish pools, or allocation units, on a reasonable and equitable basis.  These pools may be functional, divisional, departmental, geographic, or otherwise.  The Board of Directors has established two allocation pools: an A Pool and a B Pool.  Members are able to participate in one or both of the two pools by entering into an Annual Delivery Agreement specifying the volume of corn to be delivered under either Method A or Method B or both.

A Pool

Members delivering corn under Method A participate in the A Pool allocations of income and/or losses.  Allocations of income and/or losses to the A Pool for any year must be equal to the greater of (i) the percentage that outstanding Units held by members delivering under Method A bear to all outstanding Units held by all members, or (ii) twenty-five percent (25%).  The income and/or losses allocated to the A Pool are further allocated among the members participating in the A Pool on the basis of patronage, which equals the ratio that the volume of the business done with or for each such member bears to the volume of the business done with or for all members participating in the A Pool.

B Pool

Members delivering corn under Method B participate in the B Pool allocation of income and/or losses.  The percentage of income and/or losses that are not allocated to the A Pool for a given year, are allocated to the B Pool.  The income and/or losses so allocated to the B Pool are further allocated among the members participating in the B Pool on the basis of patronage which shall be the ratio that the volume of the business done with or for each such member bears to the volume of the business done with or for all members participating in the B Pool.

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

Distribution of Assets upon Liquidation

On liquidation, all of our debts and liabilities must be paid according to their respective priorities.  Any remaining value must be distributed among the holders of Units based on the value of each such Unit holder’s capital account.

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

If the Cooperative fails to qualify for partnership taxation for whatever reason, we would be treated as a C Corporation for federal income tax purposes.  As a C Corporation, we would be taxed on our taxable income at corporate rates, distributions of our earnings and profits would generally be taxed to the members as corporate dividends, and our members would not be required to report the member’s share of our income, gains, losses or deductions on their tax returns.  Because a tax would be imposed upon us as an entity, the cash available for distribution to members would be reduced by the amount of tax paid which could cause a reduction in the value of the membership interests held by our members.

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

Section 704(a) of the Code provides that a member’s distributive share of all income, gain, loss, deduction or credit shall be determined by a partnership agreement.  In the case of the Cooperative, that agreement is our Bylaws.

Our Bylaws generally provide for the maintenance of capital accounts in accordance with the requirements of the 704(b) Regulations.  Under the 704(b) Regulations, capital account maintenance rules, the Cooperative is required to maintain a capital account for each member, which generally is:  (1) increased by the amount of money and the fair market value of the property contributed by the member; (2) increased by the allocations of partnership income or gain (or items thereof); and (3) decreased by the amount of money and the fair market value of property distributed to the member; and (4) decreased by the allocations of partnership deductions or losses (or items thereof).  Liquidation proceeds are distributed in accordance with positive capital account balances, and the Bylaws limit the allocation of losses to such members’ positive capital account balances.

Tax Treatment of Distributions

Under Section 731 of the Code, cash distributions by the Cooperative to our members generally will not be taxable to the members for federal income tax purposes as long as distributions do not exceed the member’s basis in the member’s Units immediately before the distribution.  However, cash distributions in excess of a member’s basis in the Cooperative’s Units — which are considered unlikely — will be treated as gain from the sale or exchange of the member’s Units under the rules described below for Unit dispositions.

Initial Tax Basis of Units and Periodic Basis Adjustments

Under Section 722 of the Code, a member’s initial basis in his or her Units in the Cooperative will be equal to the sum of the amount of money contributed to the Cooperative.  This amount is increased by a member’s share of our debt.  The Cooperative has no indebtedness.  Since the property deemed to be contributed by each member is the property received in the constructive taxable liquidation occurring upon the Minnesota 308B conversion, each member’s initial basis in our Units was equal to the fair market value of those Units as reported by the member in determining the member’s gain or loss on the conversion transaction.  We informed our members of each member’s initial basis in our Units when conversion date values and liabilities were determined.

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

Unit basis calculations are complex.  A member is only required to compute Unit basis if the computation is necessary to determine his or her tax liability, but members should maintain accurate records.  Typically, basis computations are necessary at the following times:

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

Member’s Limitation on Deduction of the Cooperative’s Deductions or Losses

A member may not deduct his or her allocable share of the Cooperative’s losses to the extent such losses exceed the member’s basis in his or her Units.  Excess losses are carried forward indefinitely, and such losses may be deducted to the extent that, at the end of any subsequent year, the member’s basis in his or her interest exceeds zero.

Section 465 of the Code limits, in certain circumstances, the amount of loss that a member may deduct in connection with such member’s share of our activities.  Section 465 provides that certain taxpayers (including individuals) who sustain a loss may deduct such loss only to the extent of the amount the taxpayer is “at risk” at the end of a taxable year.

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

Alternative Minimum Tax

The Cooperative is deemed to hold a proportionate share of the assets held by ProGold.  ProGold owns depreciable property.  To the extent ProGold adopts or has adopted an accelerated method of depreciation for income tax purposes, it is possible that an adjustment for depreciation expense for Alternative Minimum Tax purposes could flow through on the Schedule K-1’s issued to each of our members.

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

The Units are currently not listed nor do we intend to list the Units on the New York Stock Exchange, the Nasdaq Stock Market, or on any other exchange or system which would be classified as an established securities market under the Code and Treasury Regulations.

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

Transfers will be deemed to occur through a qualified matching service if:

•                  the matching service consists of a computerized or printed system that lists customers’ bids and/or ask prices in order to match prospective buyers and sellers of Units;

•                  matching occurs either by matching the list of interested buyers with the list of interested sellers or through a bid and ask process that allows interested buyers to bid on the Units;

•                  the selling member cannot enter into a binding agreement to sell the interest until the fifteenth (15th) calendar day after the selling member’s Units are made available to potential buyers, which date must be confirmable by maintenance of contemporaneous records;

•                  the closing of a sale effected through the matching service does not occur prior to the forty-fifth (45th) calendar day after the Units are made available to potential buyers;

•                  the matching service displays only quotes that do not commit any person to buy or sell a Unit at the quoted price, or quotes that express an interest in acquiring Units without an accompanying price, and does not display quotes at which any person is committed to buy or sell Units at the quoted price;

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

The Cooperative has made arrangements with Alerus Financial to serve as a qualified matching service that meets the requirements set forth above.

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

Effect of Tax Code Section 754 Election on Unit Transfers

Each members’ adjusted basis in the Units (Outside Basis) initially will equal the member’s proportionate share of the adjusted basis of the Cooperative in our assets (Inside Basis).  Over time, however, it is probable that changes in Unit values and cost recovery deductions will cause the value of a Unit to differ materially from the member’s proportionate share of the Inside Basis.  Section 754 of the Code permits us to make an election (a 754 Election) that allows a transferee who acquires our Units either by purchase, or upon the death of a member, to adjust the transferee member’s share of the Inside Basis to fair market value as reflected by the Unit price in the case of a purchase, or the estate tax value of the Unit in the case of an acquisition upon death of a member.  Once the amount of the transferee member’s basis adjustment is determined, it is allocated among the transferee’s pro-rata portion of our various assets pursuant to Section 755 of the Code.

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

Our Bylaws provide that our Board of Directors does not have authority to authorize a 754 Election on the Cooperative’s behalf.  A 754 Election is beneficial only where the tax benefits made available to affected Unit holders and their transferees by the 754 Election are likely to be sufficient to justify the increased cost and administrative burden of accounting for the resulting basis adjustments.  Once made, a 754 Election is irrevocable unless the IRS consents to its revocation.  In the event our Bylaws are amended to provide the Board of Directors authority to make a 754 Election, then, at such time when a 754 Election is made on behalf of the Cooperative, the Board of Directors will notify the members of the manner in which to comply with applicable rules.

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

IRS Audit Procedures

Section 6221 of the Code requires the tax treatment of all “partnership items” to be determined at the entity level, rather than the member level.  Partnership items are those items that are more appropriately determined at the partnership level than at the partner level as provided by the Code and the Treasury Regulations (the Unified Audit Rules).  Since we are taxed as a partnership, these rules are applicable to the Cooperative and our members.

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

The status of the Proposed Treasury Regulations is uncertain because they were subject to a Congressional moratorium that ended July 1, 1998, and the Treasury still has not taken steps to finalize them.  Nevertheless, because of the similarity of our members to limited partners, it is believed to be highly likely that members of the Cooperative will be treated similar to limited partners, i.e., generally not subject to self-employment tax on a member’s share of our earnings.

State Income Taxes

The Cooperative’s members generally are subject to tax in each member’s state of residence as well as in those states in which the entity does business if a member’s share of income exceeds the minimum filing requirements.  Since we do business in several states, this could create a substantial reporting burden for the members.  Most states, however, allow “composite reporting” by partnerships and limited liability companies which means that the entity pays income taxes to the various states and the individual members are relieved of the reporting responsibility in states other than the member’s state of residence.  The member’s state of residence generally will allow a tax credit for state income taxes paid by the entity for the benefit of the member.  For example, a member who is a resident of Minnesota will report the member’s entire share of the Cooperative’s income, but the member will receive credit on the member’s Minnesota return for taxes paid to North Dakota and other states on the member’s behalf.  The Minnesota resident member generally will not have to file individually in other states if the Cooperative elects to file composite tax returns.  We do not anticipate electing to file composite tax returns.  This result, however, may vary depending on the state of which a particular member is a resident.  Members are encouraged to consult their own tax advisors on this matter.

The Cooperative will be required to file a tax return in North Dakota and under North Dakota law the Cooperative will be required to withhold and remit 5.54% (the maximum rate) of any allocations that are made to nonresidents of North Dakota.  Nonresident withholding is required irrespective of any cash distributions that may be made.  Therefore, any cash distributions that are made will be reduced by any tax withholding payments that have been made on member’s behalf.

Item 6.  SELECTED FINANCIAL DATA

The following table presents our selected historical financial data.  We derived the selected income statement data from our audited financial statements as a North Dakota cooperative for the years ended August 31, 2007, 2008 and 2009, and from the Minnesota 308B cooperative association financial statements for the four-month period ended December 31, 2009, the fiscal years ended December 31, 2010 and 2011, which have been audited by Widmer Roel P.C., independent auditors.  The historical results are not necessarily indicative of the results that may be expected in the future.  You should read this data together with our financial statements and related notes included elsewhere in this report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INCOME STATEMENT DATA:

	YEARS ENDED AUGUST 31,			4 MONTHS ENDED DECEMBER 31	YEAR ENDED DECEMBER 31	YEAR ENDED DECEMBER 31
	2007	2008	2009	2009
(in thousands, except share and per unit data)	(Restated)	(Restated)	(Restated)	(Restated)	2010	2011

Corn Revenue	$35,979	$53,442	$75,806	$18,293	$58,015	$79,376
Corn Expense	(36,074)	(53,534)	(75,898)	(18,300)	(58,114)	(79,478)
Net Income from ProGold Limited Liability Company	5,636	6,896	6,103	2,200	5,900	6,157
General & Administrative Expenses	(485)	(671)	(1,081)	(187)	(819)	(733)
Net Income from Operations	5,056	6,133	4,930	2,006	4,982	5,322
Interest Income	153	282	67	17	27	16
Net Income Before Income Tax	5,209	6,415	4,997	2,023	5,009	5,338
Income Tax Provision	196	72	44	—	—	—
Net Income	$5,013	$6,343	$4,953	$2,023	$5,009	$5,338

Weighted Average Shares/Units Outstanding	15,498,487	15,458,987	15,458,987	15,458,987	15,474,734	15,490,480

Primary and Fully Diluted Earnings Per Unit	$0.32	$0.41	$0.32	$0.13	$0.32	$0.34

BALANCE SHEET DATA:

Current Assets:
Cash and Cash Equivalents	$79	$3,293	$2,295	2,203
Short-Term Investments	5,436	314	215	217
Other Current Assets	369	22	1	1
Total Current Assets	5,884	3,629	2,511	2,421

Investment in ProGold Limited Liability Company	54,950	53,646	49,072	44,327

Other Non-Current Assets	14	12	7	3
Total Assets	$60,848	$57,287	$51,590	$46,751

Current Liabilities	$500	$108	$259	$27

Non-Current Liabilities	$144	$132	$144	$148

Members’ Equity:
Membership Units		57,179	51,331	46,724
Common Stock, Class A Membership Stock	245
Common Stock, Class B Equity Stock	53,334
Additional Paid in Capital	2,687
Accumulated Other Comprehensive Income	(144)	(132)	(144)	(148)
Retained Earnings	4,082	—	—	—
Total Members’ Equity	60,204	57,047	51,187	46,576

Total Liabilities and Members’ Equity	$60,848	$57,287	$51,590	$46,751

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

Overview

Golden Growers Cooperative is a value added agricultural cooperative association owned by 1,590 corn members who deliver their corn to the Cooperative for processing into a value-added product.  Effective September 1, 2009, Golden Growers Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2011 and December 31, 2010

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

For the fiscal year ended December 31, 2011, the Cooperative sold approximately 15.5 million bushels of corn compared to 15.5 million bushels of corn sold during the fiscal year ended December 31, 2010.  For the fiscal periods ended December 31, 2011 and 2010, the Cooperative recognized corn revenue of $79,376,000 and $58,015,000, respectively, an increase of 37% due primarily to the increase of the price of corn sold.  The Cooperative recognized corn expense of $79,478,000 and $58,114,000 in 2011 and 2010 respectively, an increase of 37% due primarily to increase in the price of corn purchased.  For the fiscal year ended December 31, 2011, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,440,448 bushels of corn using Method A and 11,050,032 bushels of corn using Method B resulting in incentive fee expense of $222,022 and agency fee income of $221,000 for this period while for the fiscal year ended December 31, 2010, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,422,904 bushels of corn using Method A and 11,059,525 bushels of corn using Method B resulting in incentive fee expense of $221,145 and agency fee income of $223,355 for this period.  For the fiscal periods ended December 31, 2011 and 2010, the Cooperative recognized expense of $92,000 and $92,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the fiscal year ended December 31, 2011, of $6,157,000, an increase of $257,000 or 4% as compared to $5,900,000 for the period ended December 31, 2010.

General and Administrative Expenses.  The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  The general and administrative expenses for the fiscal year ended December 31, 2011, was $733,000, a decrease of $86,000 or 11% as compared to the fiscal year ended December 31, 2010.  The decrease was due primarily to reduced expenses associated with the conversion.

Interest Income.  Interest income for the fiscal year ended December 31 2011, was $16,000 compared to $27,000  for the fiscal year ended December 31, 2010.  The decrease was primarily the result of a reduction in cost reserves during 2011 compared to 2010.

Comparison of Fiscal Year Ended December 31, 2010 and Four-Month Period Ended December 31, 2009

Due to its change in domicile and conversion from a Minnesota 308A cooperative to a Minnesota 308B cooperative association, the Cooperative’s fiscal year end changed from August 31 to December 31 resulting in a four-month fiscal year period ended December 31, 2009, which is compared against the twelve-month fiscal year ended December 31, 2010, and the historic financial annual financial information from prior fiscal years ended August 31.

Revenues.  For the fiscal year ended December 31, 2010, the Cooperative sold approximately 15.5 million bushels of corn compared to 5.2 million bushels of corn sold during the four months ended December 31, 2009.  For the fiscal period ended December 31, 2010 and 2009, the Cooperative recognized corn revenue of $58,015,000 and $18,293,000, respectively, an increase of 217% due primarily to an increase in the number of bushels of corn sold in 2010 compared to 2009 due to the shortened fiscal period for 2009.  The Cooperative recognized corn expense of $58,114,000 and $18,300,000 in 2010 and 2009 respectively, an increase of 218% due primarily to an increase in the number of bushels purchased in 2010 compared to 2009 due to the shortened fiscal period for 2009.  For the fiscal year ended December 31, 2010, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,422,904 bushels of corn using Method A and 11,059,525 bushels of corn using Method B resulting in incentive fee expense of $221,145 and agency fee income of $223,355 for this period.  The Cooperative did not pay an incentive fee for Method A delivery prior to its reorganization into a 308B cooperative association effective September 1, 2009 and all deliveries between September 1, 2009 and December 31, 2009 were deemed to be delivered via Method B with the agency fee waived.  For the fiscal periods ended December 31, 2010 and 2009, the Cooperative recognized expense of $92,000 and $7,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the fiscal year ended December 31, 2010, of $5,900,000 compared to $2,200,000 for the four month fiscal period ended December 31, 2009, a decrease related to the shortened fiscal year for 2009.

General and Administrative Expenses.  The general and administrative expenses for the fiscal year ended December 31, 2010, was $819,000 compared to $187,000 for the four month fiscal period ended December 31, 2009, which was primarily the result of the shortened fiscal period for 2009.

Interest Income.  Interest income for the fiscal year ended December 31 2010, was $27,000 compared to $17,000 for the four month fiscal period ended December 31, 2009.

Fiscal Period Ended December 31, 2009 Compared to Four-Month Period Ended December 31, 2008

Revenues.  During the four month periods ended December 31, 2009 and 2008, the Cooperative recognized corn revenue of $18,293,000 and $53,643,000 respectively, a decrease of 66% due primarily to a decrease in the number of bushels of corn sold in 2009 compared to 2008 and a decrease in the selling price per bushel of corn in 2009 compared to 2008.  During the four months ended December 31, 2009, the Cooperative sold approximately 5.2 million bushels of corn compared to 10.2 million bushels of corn sold during the four months ended December 31, 2008.  The Cooperative recognized corn expense of $18,300,000 and $53,663,000 in 2009 and 2008 respectively, a decrease of 66% due primarily to a decrease in the number of bushels of corn purchased in 2009 compared to 2008 and a decrease in the cost per bushel of corn in 2009 compared to 2008.  During the four months ended December 31, 2009, the Cooperative purchased approximately 5.2 million bushels of corn compared to 10.2 million bushels purchased in the four months ended December 31, 2008.  The Cooperative recognized expense of $7,000 and $21,000, for the four month periods ended December 31, 2009 and 2008, respectively, in connection with costs incurred to Cargill in connection with its corn marketing operation.

The Cooperative derived income from ProGold for the four month fiscal year ended December 31, 2009, of $2,200,000 an increase of $13,000 or 1% as compared to the four month period ended December 31, 2008.

General and Administrative Expenses.  The Cooperative’s general and administrative expenses for the four month fiscal period ended December 31, 2009, was $187,000, a decrease of $44,000 or 19% compared to the four month period ended December 31, 2008, which was primarily the result of a decrease of $27,000 in professional fees from 2009 to 2008 as a result of less costs incurred in connection with the cooperative conversion during the four month period ended December 31, 2009 compared to the four month period ended December 31, 2008.

Interest Income.  Interest income for the four month fiscal year ended December 31, 2009, was $17,000 compared to $47,000 for the four month period ended December 31, 2008.  The decrease was a result of the Cooperative holding less cash reserves and investment securities in 2009 compared to 2008.

Liquidity and Capital Resources

The Cooperative’s working capital at December 31, 2011, was $2,394,000.  The Cooperative’s working capital at December 31, 2010, was $2,252,000.  The Cooperative’s working capital at December 31, 2009, was $3,521,000 and at August 31, 2009, it was $5,384,000.

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate that terminates on July 16, 2012.  The line of credit is secured by all of the business assets of the Cooperative.  There is no outstanding balance as of December 31, 2011.

The Cooperative had no long-term debt as of December 31, 2011, December 31, 2010, December 31, 2009 and August 31, 2009.

The Cooperative used operating cash flows of $1,047,000 for the fiscal year ended December 31, 2011 and $773,000 for the fiscal year ended December 31, 2010.  The Cooperative used operating cash flows of $220,000 for the four month period ended December 31, 2009.

The Cooperative received cash distributions from ProGold totaling $10,902,000 for the fiscal year ended December 31, 2011, $10,674,000 for the fiscal year ended December 31, 2010 and $3,504,000 for the four month period ended December 31, 2009.

The Cooperative paid cash distributions to its members totaling $9,945,000 for the fiscal year ended December 31, 2011, $10,998,000 for the fiscal year ended December 31, 2010 and $4,947,000 for the four month fiscal period ended December 31, 2009.  The Cooperative paid cash distributions to its members totaling $6,344,000 for the fiscal years ended August 31, 2009.

The following table provides information regarding the Cooperative’s contractual obligations as of December 31, 2011:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Purchase Obligations(1)	552,000	92,000	276,000	184,000	0
Operating Lease Obligations(2)	32,100	9,000	23,100	0	0

Total Contractual Obligations	$584,100	$101,100	$299,100	$184,000	$0

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

The Cooperative does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2011.  The quarterly Method B bushel delivery and agency fee revenue was calculated by allocating the portion of the total annual agency fee for a particular quarter or cumulating it for the particular period.  The annual Method B bushel delivery and agency fee revenue is confirmed at the conclusion of the fiscal year.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the

Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Cooperative’s financial statements for the years ended August 31, 2009 and for the four months ended December 31, 2009 and the fiscal years ended December 31, 2010 and 2011 have been audited to the extent indicated in their report by Widmer Roel PC an independent registered public accounting firm.  The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2011.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the

Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2011, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011 based on these criteria.

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

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Cooperative’s Board of Directors consists of three directors from each of five districts.  Directors are elected to serve three-year terms.  A director cannot serve more than four consecutive three-year terms.  One director is elected each year from each district at district meetings held in March each year.  Directors must hold Units of the Cooperative or must be representatives of such members belonging to the district they represent and are elected by the members of that district.  In the case of a holder of Units who is other than a natural person, a duly appointed or elected representative of such member may serve as a director.

The board of directors of the North Dakota cooperative immediately before the change of domicile and conversion continued to serve as the Cooperative’s Board of Directors after the transaction and as of the date hereof such directors continue to serve on the Board of Directors except for those

Directors who served on both the North Dakota cooperative’s board and our Board of Directors whose terms have expired in March of 2010 and March of 2011.  Directors are eligible to continue to serve as a director of the Cooperative subject to the restrictions set forth above which shall take into account board service prior to the conversion.

In accordance with our Bylaws, all directors of the Cooperative are required to be members of the Cooperative, residence of the United States of America, and elected by a majority of the members from their district present at a members’ meeting for that purpose.  Each person’s experience, qualifications, attributes or skills to serve as a director are determined by the members voting in the district meetings at which the election occurs and not reviewed or otherwise considered by the Cooperative before any election.  The Cooperative does not have a nominating committee.  A qualified member indicates his or her interest to serve in advance of the meeting or candidates are nominated from the floor at the meetings.  If a member from a particular district does not come forward indicating a desire to run for election to serve as a director then that seat on the Board of Directors for that district becomes or remains unfilled.

The Cooperative’s board officers consist of a Chairman, First Vice Chairman, Second Vice Chairman, Treasurer and Secretary of the Board.  These board offices are populated by members of the Board of Directors who are elected by and at the discretion of the Board of Directors.  Each of these individual’s experience, qualifications, attributes and skills to serve in their capacity as a board officer are determined by the members of the Board of Directors who are voting to place these individuals in these offices.

The name, age, position, district and term details of each of the Directors and the Named Executive Officer are as of March 15, 2012 are as follows:

Name and Address	Age	District	Director Since	Term Expires

Jason Medhaug (Chairman)	48	Southeast	2003	2012
Paul Borgen (1st Vice Chairman)	64	East Central	2006	2012
Thomas Jennen (2nd Vice-Chairman)	56	Northeast	1999	2013
Randall A. Mauch (Secretary)	61	Southwest	1999	2013
Shaun Beauclair (Director)	46	Northeast	2008	2011
David Benedict (Director)	44	East Central	2010	2013
Bernie DeCock (Director)	56	Southeast	2008	2011
Mark Harless (Director)	55	East Central	2011	2014
Gary L. Jirak (Director)	53	Northeast	2008	2012
Chris A. Johnson (Director)	54	Southwest	2008	2011
Glenn Johnson (Director)	52	Northwest	2008	2011
Byron Koehl (Director)	46	Southeast	2010	2013
Leslie Nesvig (Treasurer)	72	Northwest	2008	2012
Nicolas Pyle (Director)	32	Northwest	2010	2013
Bruce Speich (Director)	58	Southwest	2008	2012

Executive Officer
Mark Dillon (Executive Vice-President)	61		—	—

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

Paul B. Borgen.  Mr. Borgen has been a director since 2006 and has served as 1st Vice-Chairman since 2010.  Mr. Borgen has farmed near Dilworth, Minnesota, since 1965.  Mr. Borgen serves as president of Paul Borgen Farms, Inc.  Mr. Borgen served on the board of American Crystal Sugar Company for 12 years and currently serves as a director of State Bank and Trust of Fargo.

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

Shaun Beauclair.  Mr. Beauclair has been a director since 2008.  Mr. Beauclair farms in the Stephen, Minnesota, area, and is a Farm Operation instructor at Northland Community College in East Grand Forks, Minnesota He has served on the Stephen, Minnesota School Board and his church board.  Mr. Beauclair was a director of the Gold Energy ethanol project start-up board.

David Benedict.  Mr. Benedict has been a director since 2010.  Mr. Benedict has farmed in the Sabin, Minnesota, area since 1987.  Mr. Benedict attended Moorhead State University.

Bernard J. DeCock.  Mr. DeCock has been a director since 2008.  Mr. DeCock has farmed near Ghent, Minnesota, since 1978.  Mr. DeCock has served on the boards of MGT Co-op Oil Company of Minnesota.; Farmers Cooperative Association of Canby, Minnesota.; Viking Investment Club of Ghent, Minnesota and St. Edward’s Church Endowment Board of Minnesota, Minnesota.

Mark L. Harless.  Mr. Harless was elected as a director in March of 2011.  Mr. Harless has farmed near Moorhead, Minnesota, since 1985.  Mr. Harless serves as vice president of the Lee Bean and Seed, Inc., an edible bean elevator located in Borup, Minnesota, where he has been employed since 1985.

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

Byron Koehl.  Mr. Koehl has been a director since 2010.  Mr. Koehl is a partner in his family’s farming operation near Hancock, Minnesota, since 1984.  Mr. Koehl serves as President of Outback Five, Inc., of Hancock, Minnesota.  Mr. Koehl serves as the President of the Sterns County Pork Producers.

Leslie O. Nesvig.  Mr. Nesvig has been a director since 2008 and Treasurer since 2011.  Mr. Nesvig has farming interests in LaMoure, Danson and Polk Counties in North Dakota.  He has worked in the banking industry and served as Chairman of the Gold Energy ethanol plant start-up project.  He is currently retired.  Mr. Nesvig currently serves as director for Nored, Inc. and director for Bancinsure.

Nicolas A. Pyle.  Mr. Pyle has been a director since 2010.  Mr. Pyle holds a BSB degree in finance from the University of Minnesota Carlson School of Management.  He has been farming since 2002 near Casselton, North Dakota.  Mr. Pyle serves as a director of McIntyre-Pyle, Inc.  Mr. Pyle is president and a director of Unity Seed Company, a member of Global Soy Genetics LLC and Director of McIntyre Farms Partnership.  He is treasurer of Westminster Presbyterian Church and Planning and Zoning administrator for Casselton and Everest Townships in Cass County, North Dakota.

Bruce K. Speich.  Mr. Speich has been a director since 2008.  Mr. Speich has farming/ranching operations located in Milnor, North Dakota, and has been farming since 1975.  Mr. Speich currently serves as director for North Dakota Beef Cattle Improvement Association and director for Wild Rice Soil Conservation.

Mark Dillon.  Mr. Dillon has been Executive Vice President since 1996.  Prior to that, he served as communications director for ProGold LLC for two years and as public relations manager for American Crystal Sugar Company for nine years.  He currently serves on the Industry Advisory Board of the Northern Crops Institute of Fargo, North Dakota.

Audit Committee and Audit Committee Financial Expert

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the Cooperative’s financial reporting and controls, the annual independent audit of the Cooperative’s financial statements and the legal compliance and ethics programs as established by management and the Board of Directors.  The Audit Committee selects the independent public accountants and approves the fees, scope and procedural plans of the audits of the Cooperative’s financial statements.  The Audit Committee administers the Cooperative’s employee complaint program and handles, on behalf of the full Board of Directors, any issues that arise under the Cooperative’s Code of Ethics.  The Audit Committee has a charter that is available from the Cooperative upon request.

As of December 31, 2011, the Board of Directors of the Cooperative has determined that there is no audit committee financial expert serving on the Audit Committee.  The Cooperative is a cooperative association formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative association law, and the Cooperative’s Amended and Restated Bylaws, the Board of Directors must be composed of members of the Cooperative.  Based on the state law requirements for both membership and board service, the Cooperative is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Cooperative has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financials statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for filing with the Commission.

On December 31, 2011, the members of the Audit Committee were Paul Borgen, Shaun Beauclair, Leslie Nesvig, Glenn Johnson, and Jason Medhaug.

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

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Directors has a Personnel and Compensation Committee comprised of Messrs. Thomas Jennen, Bernard DeCock, Randall Mauch and Jason Medhaug.  The Committee and Board of Directors have reviewed and discussed the compensation discussion and analysis set forth in this report and, based on this review and discussion, the Board of Directors has approved the inclusion of the compensation discussion analysis in this report.

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

Pension Plan

The Cooperative provides a defined-benefit pension plan to all of its eligible employees.  The plan provides for monthly payments after retirement based on each employee’s earnings while in the company’s employment.  The plan provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.

401(k) Plan

The Cooperative makes available a 401(k) plan for its Named Executive Officer.  The Cooperative pays four percent (4%) of employee’s annual salary into the plan, and the employee may make additional contributions up to the lawful limits.

Employment Agreement

Mr. Dillon has been employed by the Cooperative since June 10, 1996 and he has been a member of the Cooperative since 2010.  His employment is governed by an employment agreement executed in

January 2011 that is renewable annually at the discretion of the Board of Directors.  The material terms of Mr. Dillon’s employment agreement include:

•                  An annual guaranteed partner payment of $186,051 which may be adjusted by the Board of Directors based on a performance evaluation conducted by the Personnel and Compensation Committee that consists solely of members of the Board of Directors;

•                  The agreement specifies paid time off and as well as vacation leave.

•                  Either Mr. Dillon or the Cooperative may terminate his employment relationship with the Cooperative on 30 days written notice.  Mr. Dillon will receive 115% of his then-current guaranteed partner payment if the Cooperative terminates him without cause or two weeks salary if he is terminated for cause.

•                  Performance and loyalty obligations of Mr. Dillon are also set forth in the agreement.

Deferred Compensation Agreement

Until February 2010, the Cooperative had a deferred compensation agreement with its Named Executive Officer that provided Mr. Dillon with certain contract rights tied to the value of the Cooperative’s equity.  This deferred compensation agreement was an historic arrangement between Mr. Dillon and the Cooperative that was put in place to incentivize Mr. Dillon based on the economic performance of the Cooperative.  Prior to the conversion to a Minnesota 308B cooperative association Mr. Dillon could not hold an equity interest in the Cooperative because he was not a corn grower.  Once the conversion to a Minnesota 308B cooperative association was finalized, the Board of Directors elected to terminate the deferred compensation agreement in consideration for the issuance of Units deemed to be of a value equivalent to the value to the contract rights issued to Mr. Dillon under the original deferred compensation agreement.  Mr. Dillon received 31,493 Units in the Cooperative that were valued at $2.85 per Unit, based on the valuation that was used for the conversion.

The Cooperative has not adopted any other bonus, profit sharing, or deferred compensation plan for the future.

Compensation Policies and Practices and Risk Management

Mr. Dillon’s compensation is set in his employment agreement but it is adjustable annually by the Board of Directors based on a performance evaluation conducted by our Personnel and Compensation Committee that consists solely of members of the board.  As discussed throughout this report, the revenue and expenses of the Cooperative directly relate to the price of corn as well as the rental income received by ProGold for the facility.  Mr. Dillon has no control over these two factors.  Based on this reality, no risks arise from the Cooperative’s compensation policies and practices that are reasonably likely to have a material adverse effect on its business operations.

Summary Executive Compensation Table

The following table sets forth, for the last three calendar years, the dollar value of all compensation awarded to, earned by or paid to our only Named Executive Officer, Mr. Dillon.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Mark Dillon,	2011	$186,085				$0.00	$39,935	$18,622	$204,707
Executive Vice President	2010	$180,107				$38,820	$63,984	$21,956	$304,867
	2009	$173,967				$35,114	$97,671	$33,819	$340,571

Pension Benefits

The table below reflects information for the Named Executive Officer pertaining to the Cooperative’s Pension Plan.

Name (a)	Plan Name (b)	Number of Years Credit Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Mark Dillon, Executive Vice President	The Restated Noncontributory Retirement Plan for Cooperatives	15	$468,176	$—

Non-Qualified Deferred Compensation

The table below reflects information for the Named Executive Officer pertaining to non-qualified deferred compensation.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Mark Dillon, Executive Vice President
2011	$—	$—	$—	$—	$—
2010	$—	$38,820	$—	$(141,718)	$—
2009	$—	$35,114	$—	$—	$102,898

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

The following table sets forth for the year ending December 31, 2011 the dollar value of all cash and non-cash compensation paid to individuals serving as Directors of the Cooperative during fiscal year 2011.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total
Shaun Beauclair	2011	$3,300						$3,300
David Benedict	2011	$3,450						$3,450
Paul Borgen	2011	$3,750						$3,750
Bernard DeCock	2011	$3,750						$3,750
Mark Harless	2011	$2,400						$2,400
Thomas Jennen	2011	$3,750						$3,750
Gary Jirak	2011	$3,450						$3,450
Chris A. Johnson	2011	$3,450						$3,450
Glenn Johnson	2011	$3,150						$3,150
Byron Koehl	2011	$3,300						$3,300
Randy Mauch	2011	$3,900						$3,900
Jason Medhaug	2011	$7,800						$7,800
Robert Miller	2011	$1,050						$1,050
Leslie Nesvig	2011	$3.300						$3.300
Nicolas Pyle	2011	$3,450						$3,450
Bruce Speich	2011	$3,300						$3,300

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2012, the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Mark Dillon, our Executive Vice President (our Named Executive Officer) and (3) all of our Directors and the Named Executive Officer as a group.  The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.  The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,590 members.

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

	Amount and Nature of Beneficial Ownership			Percentage
Name of Beneficial Owner	Number of Units (1)		Number of Membership Votes(2)	of Class
Jason Medhaug	11,000	(3)	1	0.07%
Paul Borgen	36,000	(4)	2	0.23%
Nicolas A Pyle	18,333	(5)	2	0.12%
Shaun Beauclair	178,000	(6)	3	1.15%
Thomas Jennen	5,000		1	0.03%
Bernie DeCock	75,000		1	0.48%
Mark Harless	28,000	(7)	1	0.18%
Gary L. Jirak	40,000	(8)	2	0.26%
Chris A. Johnson	8,000	(9)	1	0.03%
Glenn Johnson	54,903		1	0.35%
Robert Miller	4,000		1	0.03%
Leslie Nesvig	4,000		1	0.03%
Bruce Speich	4,000		1	0.03%
Randall A. Mauch	48,000	(10)	1	0.31%
David Benedict	15,000		1	0.10%
Byron Koehl	4,000		1	0.03%
Mark Dillon	31,493	(11)	1	0.20%
All directors and executive officers as a group (16 people)	564,729		21	3.63%

(1) Membership interests are measured in Units which equal the holder’s proportionate financial rights but not governance rights.

(2) Voting rights are based on one member one vote.  Each person or entity that holds Units is a member for voting purposes.  Some officers and directors own their Units through multiple entities resulting in multiple membership votes.

(3) Includes 11,000 Units that Mr. Medhaug owns jointly with his spouse.

(4) Includes 12,000 Units owned directly by Mr. Borgen’s spouse.

(5) Mr. Pyle owns 5,000 Units directly.  Includes 10,000 Units of the 40,000 Units held by McIntyre Farms of which Mr. Pyle owns 25% and 3,333 Units of the 10,000 Units held by HarMar LLC of which Mr. Pyle is a 33% owner.

(6) Includes 20,000 Units owned directly by Mr. Beauclair’s spouse and 88,000 Units Mr. Beauclair owns in joint tenancy with his wife.

(7) Includes 28,000 Units Mr. Harless owns jointly with his spouse.

(8) Includes 30,000 Units owned by Jirak Brothers Farming of which Mr. Jirak is a partner and 10,000 Units owned by Triple J. Ranch of which Mr. Jirak is a partner.

(9) Includes 8,000 Units owned by C and S Farms of which Mr. Johnson is the President.

(10) Includes 48,000 Units owned by KARM Limited Partnership of which Mr. Mauch is a limited partner.

(11) Includes 31,493 Units Mr. Dillon owns jointly with his spouse.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with the Cooperative’s Bylaws, only people who are members of the Cooperative or representatives of members can serve on our Board of Directors.  As members of the Cooperative (or representatives of members), all of our Directors have a contractual patronage relationship with the Cooperative that obligates them to deliver or contract to deliver corn to the Cooperative for processing.  As a result of this patronage relationship, the Cooperative’s Directors, like all other member of the Cooperative, receive allocations of profit/loss and cash distributions.

The Cooperative has developed its own definition of “Independent Director” that takes into account the patronage relationship that exists between the Cooperative and each Director.  Under the Cooperative’s definition, the patronage relationship is not considered for purposes of determining “independence.”  However, other relevant relationships between the Cooperative and the Directors, and certain family members, are considered in assessing “independence.”  Except with respect to the patronage relationship that exists, the Cooperative’s definition is consistent with the definition of an independent director found in Section 303A.02 of the New York Stock Exchange Listed Company Manual.  Below please find the Cooperative’s definition of an independent director:

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2011 and 2010 and fees, if any, for other services rendered by Widmer Roel during those periods.

	2011	2010
Audit Fees	$33,810	$36,345
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$33,810	$36,345

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2011.

Audit-Related Fees.  No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2011.

Tax Fees.  No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2011.

All Other Fees.  No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2011.

The Cooperative’s Audit Committee would pre-approve all professional services provided by Widmer Roel to the Cooperative.  The Audit Committee approved all of the services and the fees billed for such services to the Cooperative.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2011 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART III

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2011 and 2010
Statements of Operations for the Years Ended December 31, 2011 and 2010, the four month period ended December 31, 2009, and the year ended August 31, 2009
Statements of Changes in Members’ Equity and Comprehensive Income for the Years Ended December 31, 2011 and 2010, the period ended December 31, 2009 and for the year ended August 31, 2009
Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, the period ended December 31, 2009 and for the year ended August 31, 2009
Notes to the Financial Statements

2.	Financial Statement Schedules
None

3	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-2 of this report.

(b)                                 Exhibits.  The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

GOLDEN GROWERS COOPERATIVE

By:	/s/ Mark Dillon

Dated: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Medhaug	Director	March 28, 2012

/s/ Paul Borgen	Director	March 28, 2012

/s/ Nicolas A. Pyle	Director	March 28, 2012

/s/ Shaun Beauclair	Director	March 28, 2012

/s/ Thomas Jennen	Director	March 28, 2012

/s/ Bernie DeCock	Director	March 28, 2012

/s/ Mark Harless	Director	March 28, 2012

/s/ Gary L. Jirak	Director	March 28, 2012

/s/ Chris A. Johnson	Director	March 28, 2012

/s/ Glenn Johnson	Director	March 28, 2012

/s/ Leslie Nesvig	Director	March 28, 2012

/s/ Bruce Speich	Director	March 28, 2012

/s/ Randall A. Mauch	Director	March 28, 2012

/s/ David Benedict	Director	March 28, 2012

/s/ Byron Koehl	Director	March 28, 2012

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	A-2

Balance Sheets as of December 31, 2011 and 2010	A-3

Statements of Operations for the Years Ended December 31, 2011 and 2010, the four month period ended December 31, 2009, and the year ended August 31, 2009	A-4

Statements of Changes in Members’ Equity and Comprehensive Income for the Years Ended December 31, 2010 and 2011, the period ended December 31, 2009 and for the year ended August 31, 2009	A-5

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, the period ended December 31, 2009 and for the year ended August 31, 2009	A-6

Notes to the Financial Statements	A-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Golden Growers Cooperative

Fargo, North Dakota

We have audited the accompanying balance sheets of Golden Growers Cooperative as of December 31, 2011 and 2010, and the related statements of operations, changes in members’ equity and comprehensive income and cash flows for the years ended December 31, 2011 and 2010, for the period ended December 31, 2009 and the year ended August 31, 2009.  Golden Growers Cooperative’ management is responsible for these statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Growers Cooperative, as of December 31, 2011, 2010, and 2009 and August 31, 2009, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, for the period ended December 31, 2009 and the year ended August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Fargo, North Dakota

February 28, 2012

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(In Thousands)

	DECEMBER 31,
	2010	2011
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,295	$2,203
Short-Term Investments	215	217
Prepaid Expenses	1	1

Total Current Assets	2,511	2,421

PROPERTY AND EQUIPMENT, net	7	3

Investment in ProGold Limited Liability Company	49,072	44,327

Total Assets	$51,590	$46,751

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$54	$24
Accrued Liabilities	205	3

Total Current Liabilities	259	27

NON-CURRENT LIABILITY	144	148

MEMBERS’ EQUITY
Members’ Equity
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2010 and 2011	51,331	46,724
Accumulated Other Comprehensive Income (Loss)	(144)	(148)

Total Members’ Equity	51,187	46,576

Total Liabilities and Members’ Equity	51,590	46,751

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010,

FOR THE PERIOD ENDED DECEMBER 31, 2009

AND FOR THE YEAR ENDED AUGUST 31, 2009

(In Thousands, Except Per Share Amounts)

		FOUR MONTH
	YEAR ENDED AUGUST 31,	PERIOD ENDED DECEMBER 31	YEAR ENDED DECEMBER 31,	YEAR ENDED DECEMBER 31,
	2009	2009	2010	2011
Corn Revenue	$75,806	$18,293	$58,015	$79,376
Corn Expense	(75,898)	(18,300)	(58,114)	(79,478)
Net Income from ProGold Limited Liability Company	6,103	2,200	5,900	6,157
General & Administrative Expenses	(1,081)	(187)	(819)	(733)
Net Income from Operations	4,930	2,006	4,982	5,322

Interest Income	67	17	27	16

Net Income Before Income Tax	4,997	2,023	5,009	5,338

Income Tax Provision	44	—	—	—

Net Income	4,953	2,023	$5,009	$5,338

Weighted Average Shares/Units Outstanding	15,458,987	15,458,987	15,474,734	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.32	$0.13	$0.32	$0.34

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010,

FOR THE PERIOD ENDED DECEMBER 31, 2009

AND FOR THE YEAR ENDED AUGUST 31, 2009

(In Thousands)

	Class A Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Members’ Equity	Total Members’ Equity	Annual Comprehensive Income

BALANCE, AUGUST 31, 2008 (Restated)	$248	$53,334	$2,687	$5,473	$(103)	$—	$61,639	$5,823
Net income	—	—	—	4,953	—	—	4,953	$4,953
Member distributions	—	—	—	(6,344)	—	—	(6,344)	—
Pension liability adjustment	—	—	—	—	(41)	—	(41)	(41)
Redemption of stock	(3)	—	—	—	—	—	(3)	—

BALANCE, AUGUST 31, 2009 (Restated)	245	53,334	2,687	4,082	(144)	—	60,204	$4,912
Cooperative conversion	—	(53,334)	(2,687)	(4,082)	—	60,103	—	—
Net income	—	—	—	—	—	2,023	2,023	$2,023
Redemption of stock	(245)	—	—	—	—	—	(245)	—
Pension liability adjustment	—	—	—	—	12	—	12	12
Member distributions	—	—	—	—	—	(4,947)	(4,947)	—

BALANCE, DECEMBER 31, 2009 (Restated)	—	—	—	—	(132)	57,179	57,047	$2,035
Net income	—	—	—	—	—	5,009	5,009	$5,009
Member distributions	—	—	—	—	—	(10,998)	(10,998)	—
Issuance of membership units	—	—	—	—	—	141	141	—
Pension liability adjustment	—	—	—	—	(12)	—	(12)	(12)

BALANCE, DECEMBER 31, 2010	—	—	—	—	(144)	51,331	51,187	$4,997
Net income	—	—	—	—	—	5,338	5,338	$5,338
Member distributions	—	—	—	—	—	(9,945)	(9,945)	—
Pension liability adjustment	—	—	—	—	(4)	—	(4)	(4)

BALANCE, DECEMBER 31, 2011	$—	$—	$—	$—	$(148)	$46,724	$46,576	$5,334

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010,

FOR THE PERIOD ENDED DECEMBER 31, 2009

AND FOR THE YEARS ENDED AUGUST 31, 2009

(In Thousands)

	YEAR ENDED AUGUST 31,	FOUR MONTH PERIOD ENDED DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2009	2009	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,953	$2,023	$5,009	$5,338
Net (Income) from ProGold Limited Liability Company	(6,103)	(2,200)	(5,900)	(6,157)
Depreciation	3	2	5	4
Realized (gain) loss on sale of investments	(2)	—	—	—
Changes in assets and liabilities
Accounts receivable	(87)	347	22	—
Prepaid expenses	—	—	(1)	—
Accounts payable	17	(395)	52	(30)
Accrued liabilities	35	3	40	(202)

Net cash used in operating activities	(1,184)	(220)	(773)	(1,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments held to maturity	—	(1,572)	—	—
Purchase of investments available for sale	—	—	—	(2)
Proceeds from sale of investment in VeraSun Energy Corp.	(3,806)	—	—	—
Proceeds from sale of investments held to maturity	438	6,694	99	—
Distribution received from ProGold LLC	10,992	3,504	10,674	10,902
Purchase of equipment	(14)	—	—	—

Net cash provided by investing activities	7,610	8,626	10,773	10,900

CASH FLOWS FROM FINANCING ACTIVITIES
Net redemptions of stock	(3)	(245)	—	—
Member distributions paid	(6,344)	(4,947)	(10,998)	(9,945)

Net cash used by financing activities	(6,347)	(5,192)	(10,998)	(9,945)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79	3,214	(998)	(92)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	—	79	3,293	2,295

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$79	$3,293	2,295	2,203

CASH PAID FOR INCOME TAXES	$44	$—	$—	$—

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 AND 2009 AND AUGUST 31, 2009

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

Prior to September 1, 2009, ownership of membership stock, which signified membership in the Cooperative, was restricted to producers of agricultural products.  The ownership of equity stock was restricted to members of the Cooperative.  Preferred stock could be held by persons who were not members of the Cooperative.  At August 31, 2009 and 2008, the Cooperative had 10,000 shares of non-voting, $1,000 par-value preferred stock authorized, of which none were issued or outstanding.  Equity requirements, as determined by the board of directors, could be retained from amounts due to patrons and credited to members’ equity in the form of unit retains or allocated patronage.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments — The Cooperative’s investment securities are held to maturity and recorded at amortized cost.  The Cooperative’s investment in ProGold is recorded at historical cost plus its pro-rata share of ProGold’s net income and additional paid-in capital less distributions received from ProGold.  During 2008, the Cooperative sold its investment in VeraSun Energy, Corp. (formerly US BioEnergy, Inc.)  Unrealized gains or losses are recorded in accumulated other comprehensive income within members’ equity.  Gains and losses are determined using the specific identification method.

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

Revenue Recognition — Prior to 2010, the Cooperative recognized corn revenue in the amount equal to what Cargill, Incorporated paid Golden Growers Cooperative’s members for corn.  The Cooperative recognized corn expense based upon the amount determined by the Cooperative’s board of directors to be paid to its members.  During 2009, the amount determined by the board as the corn expense was equal to the amount paid by Cargill.  The Cooperative recognizes corn expense for costs incurred to Cargill in connection with corn procurement services.

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

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  At December 31, 2011, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $2.0 million.

Distributions — On February 15, 2011, the Cooperative made a distribution of $3,251,310 or $.21 per outstanding membership unit.  On June 22, 2011, the Cooperative made a distribution of $3,286,146 or $.21 per outstanding membership unit.  On October 15, 2011, the Cooperative made a distribution of $3,407,906 or $.22 per outstanding membership unit.

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

Restatement of Previously Issued Financial Statements - The financial statements for the period ended December 31, 2009 and the years ended August 31, 2009 have been restated to reflect revenue from the sale of corn and expense for the purchase of corn separately in the Statements of Operations for each of the periods presented hereunder.  Previously, these amounts had been presented net.

The financial statements for the period ended December 31, 2009 and the years ended August 31, 2009 have been restated to report the Cooperative’s pension benefit obligation and related disclosures in connection with the Cooperative’s defined benefit pension plan.  The effect of this restatement is to record a non-current liability of $132,000 and a reduction to equity of $132,000 as of December 31, 2009, a non-current liability of $144,000 and a reduction to equity of $144,000 as of August 31, 2009.

The above restatements had no effect on previously reported net income for any of the years presented hereunder.

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold Limited Liability Company:

	December 31,			August 31,
(In Thousands)	2011	2010	2009	2009

Current Assets	$126	$132	$146	$167
Long-Term Assets	92,743	102,815	112,537	115,321

Total Assets	$92,869	$102,947	$112,683	$115,488

Current Liabilities	$406	$401	$401	$412
Long-Term Liabilities	2,000	2,400	2,800	2,933

Total Liabilities	2,406	2,801	3,201	3,345

Members’ Equity	90,463	100,146	109,482	112,143

Total Liabilities and Members’ Equity	$92,869	$102,947	$112,683	$115,488

Rent Revenue on Operating Lease	$24,063	$23,894	$8,310	$23,940
Expenses	11,498	11,445	3,821	11,485

Net Income	$12,565	$12,449	$4,489	$12,455

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.

The Cooperative’s investments held to maturity are as follows as of December 31, 2011 and 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
Money Market & CD’s	$217	—	—	$217

December 31, 2010:
Money Market & CD’s	$215	—	—	$215

NOTE 5 — INCOME TAXES

During the period ended December 31, 2009, the Cooperative adopted the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.  The implementation of this standard had no impact on the financial statements.

The Cooperative had no unrecognized tax benefits on December 31, 2011 and 2010.  No interest or penalties are recognized in the statements of operations or in the balance sheets.  The Cooperative is no longer subject to U.S. Federal and State income tax examinations by tax authorities for fiscal years 2007 and earlier.

The Cooperative recognized no income tax expense for the year ended December 31, 2011 and 2010 and the period ended December 31, 2009.  For the years ended August 31, 2009, the Cooperative recognized income tax expense totaling $44,000 as a result of alternative minimum taxes.  In connection with the Conversion, the Cooperative realized $35 million of regular tax net operating loss carryforwards, and has no regular tax net operating loss carryforwards as of December 31, 2011 and 2010.  As of August 31, 2009, the Cooperative had regular patronage tax net operating loss carry forwards totaling approximately $35 million.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — The Company sponsors a defined benefit pension plan for employees that meet eligibility requirements of age and length of service. Presently two employees are eligible to participate in the plan.  The plan provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.  During the year ended December 31, 2011 and 2010, the period ended December 31, 2009 and the year ended August 31, 2009, the pension expenses were $42,000, $31,000, $10,000, and $29,068, respectively.

As of December 31, 2011, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

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

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2011	2010

Discount Rate	7.00%	7.00%
Expected Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	4.67%	4.67%

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands):

Expected Benefit Payments

2012	$—
2013	—
2014	—
2015	—
2016	52
2017-2020	252

Total	$304

The Cooperative expects to make contributions of approximately $45,000 to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2011, 2010 and 2009 and August 31, 2009 (in thousands):

	December 31,	December 31,	December 31,	August 31,
	2011	2010	2009	2009

Service Cost	$36	$33	$11	$36
Interest Cost	36	29	9	27
Expected Return on Plan Assets	(31)	(25)	(7)	(24)
Amortization of Net (Gain) Loss	10	9	4	9

Net Periodic Pension Cost	$51	$46	$17	$48

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2011 and 2010 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2011 and 2010 and (in thousands):

	December 31, 2011	December 31, 2010

Change in Benefit Obligation
Obligation at the Beginning of the Period	$475	$409
Service Cost	36	33
Interest Cost	33	29
Actuarial (Gain) Loss	(29)	4
Benefits Paid	—	—

Obligation at the End of the Period	$515	$475

Change in Plan Assets
Fair Value at the Beginning of the Period	$331	$277
Actual Returns on Plan Assets	(6)	23
Employer Contributions	42	31
Benefits Paid	—	—

Fair Value at the End of the Period	$367	$331

Funded Status
Funded Status as of Period Ended	$(148)	$(144)

Net Amount Recognized	$(148)	$(144)

	December 31, 2011	December 31, 2010

Amounts Recognized in the Balance Sheets
Noncurrent Assets	$—	$—
Current Liabilities	—	—
Noncurrent Liabilities	(148)	(144)

Net Amount Recognized	$(148)	$(144)

Accumulated Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Accumulated Gain (Loss) Beginning of the Period	$(144)	$(132)
Recognized in Periodic Cost	2	9
Amount Arising During the Period	(6)	(21)

Accumulated Gain (Loss) End of the Period	$(148)	$(144)

The estimated amount that will be amortized from Accumulated Other Comprehensive Income at December 31, 2011 into net periodic benefit cost in fiscal 2012 is as follows (in thousands):

Prior Service (Cost)	$—
Accumulated Gain (Loss)	10

Total	$10

The accumulated pension benefit obligation was $148,000 and $144,000 as of December 31, 2011 and 2010, respectively.

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $7,442 and $6,959 for the years ended December 31, 2011 and 2010, respectively, $2,320 for the period ended December 31, 2009 and $6,959 for the year ended August 31 2009.

Deferred Compensation Plan — Prior to 2010, the Cooperative had a non-qualified deferred compensation plan for a key employee.  Under the plan, benefits accrued to the employee based upon the performance of the cooperative.  During 2010, the Cooperative terminated the plan and issued 31,493 membership units to the key employee. The Cooperative recognized expenses totaling $36,000 for the year ended December 31, 2010, $2,790 for the period ended December 31, 2009 and $35,114 for the year ended August 31, 2009 in connection with the plan.

NOTE 7 — LINE OF CREDIT

The Cooperative has established a $1,000,000 line of credit with a variable interest rate based on the prime rate, maturing July 16, 2012.  The line of credit is secured by business assets.  At December 31, 2011, the Cooperative had no outstanding balance on the line of credit.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

NOTE 9 - SUBSEQUENT EVENTS

In February of 2012, the Cooperative declared a distribution of $3,253,000, or $.21 per outstanding membership unit.

Management has reviewed subsequent events through February 28, 2012 the date to which the financial statements were available to be issued.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2012

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

E-1

Exhibit No.	Exhibit Description

10.7

Employment Agreement between Mark Dillon and Golden Growers Cooperative dated January 1, 2011 is incorporated by reference to Exhibit 10.8 from the Cooperative’s Annual Report on Form 10-K (File No. 11726115) filed March 31, 2011.

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2011 and August 31, 2010 are incorporated by reference to Exhibit 99.1 from the Cooperative’s Quarterly Report on Form 10-Q (File No. 111201210) filed November 14, 2011.

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

101

The following materials from Golden Growers Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Statements of Operations for the years ended December 31, 2011 and 2010, for the period ended December 31, 2009 and for the year ended August 31, 2009; (iii) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2011 and 2010, for the period ended December 31, 2009 and for the year ended August 31, 2009; (iv) Statements of Cash Flows for the years ended December 31, 2011 and 2010, for the period ended December 31, 2009 and for the year ended August 31, 2009; and (v) Notes to Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference to such filings.

E-2