Form 10-Q
period 2012-03-31
Golden Growers Cooperative
filed 2012-05-15
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,877	$2,203
Short-Term Investments	217	217
Prepaid Expenses	1	1
Total Current Assets	2,095	2,421

Property and Equipment, Net	2	3

Investment in ProGold Limited Liability Company	42,861	44,327

Total Assets	44,958	$46,751

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts Payable	$127	$24
Accrued Liabilities	4	3
Total Current Liabilities	131	27

Non-Current Liability	130	148

Members’ Equity
Members’ Equity	44,827	46,724
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2012 and December 31, 2011
Accumulated Other comprehensive Income	(130)	(148)

Total Members’ Equity	44,697	46,576

Total Liabilities and Members’ Equity	$44,958	$46,751

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
OPERATIONS
Corn Revenue	$26,136	$20,236
Corn Expense	(26,158)	(20,259)
Net Income from ProGold Limited Liability Company	1,530	1,409
General & Administrative Expenses	(154)	(209)

Net Income from Operations	1,354	1,177

Interest Income	3	2

Net Income Before Income Tax	1,357	1,179

Income Tax Provision	—	—

Net Income	$1,357	$1,179

Weighted Average Units Outstanding	$15,490,480	$15,490,480

Earnings per Membership Unit Primary and Fully Diluted	$0.09	$0.08

COMPREHENSIVE INCOME
Net Income	$1,357	$1,179
Pension Liability Adjustment	18	(5)

Comprehensive Income	$1,375	$1,174

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities
Net Income	$1,357	$1,179
Net (Income) from ProGold Limited Liability Company	(1,530)	(1,409)
Depreciation	1	1
Changes in Assets and Liabilities
Accounts Receivable	—	—
Prepaid Expenses	—	—
Accounts Payable	103	142
Accrued Liabilities	1	(201)
Net Cash Used in Operating Activities	(68)	(288)

Cash Flows from Investing Activities
Distribution received from ProGold LLC	2,995	2,630
Net Cash Provided by Investing Activities	2,995	2,630

Cash Flows from Financing Activities
Member distributions paid	(3,253)	(3,251)
Net Cash Used by Financing Activities	(3,253)	(3,251)

Increase (Decrease) in Cash and Cash Equivalents	(326)	(909)

Cash and Cash Equivalents, Beginning of Period	2,203	2,295

Cash and Cash Equivalents, End of Period	$1,877	$1,386

Supplemental Disclosure of Cash Flow Information Cash paid (refund received) for income taxes	$—	$—

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (Cooperative) for the three-month periods ended March 31, 2012 and 2011 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three-month period ended March 31, 2012, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012.

NOTE 2 — LINE OF CREDIT

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate maturing July 16, 2012.  The line of credit is secured by business assets.  At March 31, 2012, the Cooperative had no outstanding balance on the line of credit.

NOTE 3 — EXPENSES

The Cooperative contracts with Cargill, Incorporated in connection with the procurement of corn and other agency services which includes payments of $92,000 annually and terminates on December 31, 2017.

NOTE 4 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (ProGold LLC.  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	March 31,		December 31,
(In Thousands)	2012	2011	2011

Current Assets	$109	$979	$126
Long-Term Assets	89,670	99,405	92,743
Total Assets	$89,779	$100,384	$92,869

Current Liabilities	$406	$429	$406
Long-Term Liabilities	1,900	2,300	2,000
Total Liabilities	2,306	2,729	2,406

Members’ Equity	87,473	97,655	90,463

Total Liabilities and Members’ Equity	$89,779	$100,384	$92,869

Rent Revenue on Operating Lease	$6,220	$5,739	$24,063
Expenses	3,098	2,863	11,498
Net Income	$3,122	$2,876	$12,565

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of March 31, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012:
Money Market & CD’s	$217	$—	$—	$217

December 31, 2011
Money Market & CD’s	$217	$—	$—	$217

NOTE 6 — EMPLOYEE BENEFIT PLANS

The Cooperative sponsors a defined benefit pension plan for employees that meet eligibility requirements of age and length of service. Presently two employees are eligible to participate in the plan. The plan provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death. Components of Net Periodic Benefit Cost for the three-months ended March 31, 2012 and March 31, 2011:

	March 31,	March 31,
	2012	2011
Service Cost	$10	$9
Interest Cost	9	8
Expected return on plan assets	(8)	(7)
Amortization of net (gain) loss	6	2
Net periodic pension cost	$17	$12

Through the three-months ended March 31, 2012, the Cooperative has made $11,000 contributions as compared to $10,500 through the three-months ended March 31, 2011.  The Cooperative anticipates contributing $34,000 in additional funds to its pension plan in 2012, for a total of $45,000.  Contributions in 2011 totaled $42,000.

NOTE 7 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 8 — CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-K.

NOTE 9 — DISTRIBUTIONS TO MEMBERS

On February 15, 2012, the Cooperative made a distribution to its members of $3,253,000 or $.21 per outstanding membership unit.

NOTE 10 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the March 31, 2012 financial statements.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated.  See the discussion of “Risk Factors” in the Cooperative’s Annual Report for the 2011 fiscal year on Form 10-K.

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,587 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold, a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold leases its corn wet milling facility to Cargill Incorporated who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving us the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

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

For the three-months ended March 31, 2012, the Cooperative sold approximately 4.4 million bushels of corn compared to 4.4 million bushels of corn sold during the three-months ended March 31, 2011.  For the three months ended March 31, 2012 and 2011, the Cooperative recognized corn revenue of $26,136,000 and $20,236,000, respectively, an increase of 29% due primarily to an increase in the selling price per bushel of corn sold in 2012 compared to 2011.  The Cooperative recognized corn expense of $26,159,000 and $20,259,000 in 2012 and 2011 respectively, an increase of 29% due primarily to an increase in the cost per bushel of corn purchased in 2012 compared to 2011.  For the three-months ended March 31, 2012 and 2011, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1,708,000 and 1,643,000, respectively bushels of corn using Method A and 2,885,000 and 2,763,000 respectively, bushels of corn using Method B. For the three-months ended March 31, 2012 and 2011, the Cooperative recognized expense of $23,000 and $23,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three-months ended March 31, 2012, of $1,530,000 compared to $1,409,000 for the three-months ended March 31, 2011.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the three-months ended March 31, 2012, was $154,000 compared to $209,000 for the three-months ended March 31, 2011, a decrease of 26%, primarily due to the completion of the Cooperative’s conversion in 2010.

Interest Income. Interest income for the three-months ended March 31, 2012, was $3,000 compared to $2,000 for the three months ended March 31, 2011.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2012 was $1,964,000 compared to $1,402,000 at March 31, 2011.

The Cooperative had no long-term debt as of March 31, 2012 or March 31, 2011.

The Cooperative used operating cash flows of $68,000 for the three-month period ended March 31, 2012 compared to $288,000 for the three-month period ended March 31, 2011.

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate that terminates on July 16, 2012.  The line of credit is secured by all of the business assets of the Cooperative.  There is no outstanding balance as of March 31, 2012.

The Cooperative received cash distributions from ProGold totaling $2,995,000 for the three-month period ended March 31, 2012 compared to $2,630,000 for the three-month period ended March 31, 2011.

The Cooperative paid cash distributions to its members totaling $3,253,000 for the three month period ended March 31, 2012 compared to $3,251,000 for the three month period ended March 31, 2011.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12-months.

Significant Accounting Estimates and Policies

The Cooperative generally does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2012.  The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

The remainder of the Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Polices, of the Notes to the Financial Statements included in the Cooperative’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011.  The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2011.  There has been no significant change in the Cooperative’s significant accounting policies or critical accounting estimates since the end of fiscal 2011.

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

Due to the pass through nature of the Cooperative’s marketing of its members’ corn, the Cooperative does not believe that it is subject to any material market risk exposure with respect to interest rates, exchange rates, commodity prices, equity prices and other market changes that would require disclosure under this item.

Item 4.  Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2012.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

For a detailed discussion of certain risk factors that could affect the Cooperative’s operations, financial condition or results for future periods, see Item 1A, Risk Factors, in the Cooperative’s Annual Report for the fiscal year ended December 31, 2011 on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

None.

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

Exhibit No.	Exhibit Description

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2011 and August 31, 2010 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Quarterly Report on Form 10-Q (File No. 111201210) filed on November 14, 2011.

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

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet for at March 31, 2012 and December 31, 2011, (ii) Statements of Operations and Comprehensive Income for the three-month periods ended March 31, 2012 and 2011, (iii) Statement of Cash Flows for the three-month periods ended March 31, 2012 and 2011, and (iv) Notes to Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference to such filings.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: May 15, 2012	/s/ Mark Dillon
Mark Dillon
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer