Form 10-K/A
period 2011-12-31
Golden Growers Cooperative
filed 2012-06-15
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No.:  000-53957

GOLDEN GROWERS COOPERATIVE

(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	27-1312571 (I.R.S. Employer Identification Number)

112 Roberts Street North, Suite 111 Fargo, ND 58102 (Address of principal executive offices)	701-281-0468 (Registrant’s telephone number)

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

EXPLANATORY NOTE

Golden Growers Cooperative (the “Cooperative”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2012 (the “Original Filing”).  This Amendment is being filed solely to add the conformed name and signature of the Cooperative’s independent registered public accounting firm to the Report of Independent Registered Public Accounting Firm to the Board of Directors of the Cooperative on page A-2 of the Original Report as filed on EDGAR.  The original signature of the Cooperative’s independent registered public accounting firm was received as of the date of the Original Report and this Report and is maintained in the Cooperative’s files.  In addition, the Cooperative has amended Item 15 of Part IV to reflect the filing of currently dated certifications.  No other changes are being made by means of this filing.  This Amendment speaks of the filing date of the Original Report and does not modify or update any other disclosure subsequent to the date of the Original Report.

1

PART IV

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
Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, the period ended December 31, 2009 and for the year ended August 31, 2009
Notes to the Financial Statements

2.	Financial Statement Schedules
None

3.	The exhibits to this Annual Report are listed in the Exhibit Index on pages E-1 to E-2 of this report.

(b)                               Exhibits.  The response to this portion of Item 15 is included as a separate section of this Annual Report.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 2012.

GOLDEN GROWERS COOPERATIVE

By:	/s/ Mark Dillon

Dated:	June 15, 2012

3

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

/s/ Widmer Roel PC

Fargo, North Dakota

February 28, 2012

A-1

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K/A
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

E-2