Form 10-Q
period 2012-06-30
Golden Growers Cooperative
filed 2012-08-14
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,049	$2,203
Short-Term Investments	218	217
Prepaid Expenses	1	1
Total Current Assets	1,268	2,421

Property and Equipment, Net	1	3

Investment in ProGold Limited Liability Company	42,067	44,327

Total Assets	$43,336	$46,751

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts Payable	$32	$24
Accrued Liabilities	4	3
Total Current Liabilities	36	27

Non-Current Liability	133	148

Members’ Equity
Members’ Equity	43,300	46,724
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2012 and December 31, 2011
Accumulated Other comprehensive Income	(133)	(148)

Total Members’ Equity	43,167	46,576

Total Liabilities and Members’ Equity	$43,336	$46,751

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
OPERATIONS
Corn Revenue	$22,151	$20,047	$48,287	$40,284
Corn Expense	(22,173)	(20,066)	(48,331)	(40,326)
Net Income from ProGold Limited Liability Company	1,806	1,813	3,336	3,222
General & Administrative Expenses	(217)	(245)	(371)	(451)

Net Income from Operations	1,567	1,549	2,921	2,729

Interest Income	4	4	7	6

Net Income Before Income Tax	1,571	1,553	2,928	2,735

Income Tax Provision	—	—	—	—

Net Income	$1,571	$1,553	$2,928	$2,735

Weighted Average Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Membership Unit
Primary and Fully Diluted	$0.10	$0.10	$0.19	$0.18

COMPREHENSIVE INCOME
Net Income	$1,571	$1,553	$2,928	$2,735
Pension Liability Adjustment	3	42	21	37

Comprehensive Income	$1,574	$1,595	$2,949	$2,772

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities
Net Income	$2,928	$2,735
Net (Income) from ProGold Limited Liability Company	(3,336)	(3,222)
Depreciation	2	2
Changes in Assets and Liabilities
Accounts Receivable	—	—
Prepaid Expenses	—	—
Accounts Payable	8	(31)
Accrued Liabilities	1	(201)
Net Cash Used in Operating Activities	(397)	(717)

Cash Flows from Investing Activities
(Purchase of) Proceeds from Short-Term Investments	(1)	(1)
Distribution received from ProGold LLC	5,595	5,644
Net Cash Provided by Investing Activities	5,594	5,643

Cash Flows from Financing Activities
Member distributions paid	(6,351)	(6,537)
Net Cash Used by Financing Activities	(6,351)	(6,537)

Increase (Decrease) in Cash and Cash Equivalents	(1,154)	(1,611)

Cash and Cash Equivalents, Beginning of Period	2,203	2,295

Cash and Cash Equivalents, End of Period	$1,049	$684

Supplemental Disclosure of Cash Flow Information Cash paid (refund received) for income taxes	$—	$—

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE, 2012 AND 2011

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (Cooperative) for the six-month periods ended June, 2012 and 2011 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the six-month period ended June 30, 2012, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012.

NOTE 2 — LINE OF CREDIT

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate maturing July 16, 2013.  The line of credit is secured by business assets.  At June 30, 2012, the Cooperative had no outstanding balance on the line of credit.

NOTE 3 — EXPENSES

The Cooperative contracts with Cargill, Incorporated in connection with the procurement of corn and other agency services that includes payments of $92,000 annually and terminates on December 31, 2017.

NOTE 4 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (ProGold LLC).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	June 30,
(In Thousands)	2012	2011

Current Assets	$146	$162
Long-Term Assets	87,907	97,644
Total Assets	$88,053	$97,806

Current Liabilities	$401	$401
Long-Term Liabilities	1,800	2,200
Total Liabilities	2,201	2,601

Members’ Equity	85,852	95,205

Total Liabilities and Members’ Equity	$88,053	$97,806

Rent Revenue on Operating Lease	$12,797	$12,302
Expenses	5,988	5,727
Net Income	$6,809	$6,575

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of June 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June, 2012:
Money Market & CD’s	$218	$—	$—	$218

December 31, 2011
Money Market & CD’s	$217	$—	$—	$217

NOTE 6 — EMPLOYEE BENEFIT PLANS

The Cooperative sponsors a defined benefit pension plan for employees that meet eligibility requirements of age and length of service. Presently two employees are eligible to participate in the plan. The plan provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death. Components of Net Periodic Benefit Cost for the six-months ended June 30, 2012 and  June 30, 2011:

	June 30,	June 30,
	2012	2011
Service Cost	$20	$35
Interest Cost	17	34
Expected return on plan assets	(16)	(34)
Amortization of net (gain) loss	11	—
Net periodic pension cost	$32	$35

Through the six-months ended June 30, 2012, the Cooperative has made $21,717 contributions as compared to $21,000 through the six-months ended June 30, 2011.  The Cooperative anticipates contributing $36,000 in additional funds to its pension plan in 2012, for a total of $57,717.  Contributions in 2011 totaled $42,000.

NOTE 7 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 8 — CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-K.

NOTE 9 — DISTRIBUTIONS TO MEMBERS

On February 15, 2012, the Cooperative made a distribution to its members of $3,253,000 or $.21 per outstanding membership unit. On June 27, 2012 the Cooperative made a distribution to its members of $3,098,096 or $.20 per outstanding membership unit.

NOTE 10 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2012 financial statements.

On July 10, 2012, the Cooperative entered into a Service Agreement with Mark C. Dillon, the Cooperative’s Executive Vice President and Chief Executive Officer. The Agreement was entered into in anticipation of Mr. Dillon’s retirement effective September 30, 2012. Pursuant to the Agreement, Mr. Dillon agrees to provide enumerated transitional consulting services to the Cooperative until March 31, 2013. In exchange for such services, Mr. Dillon shall be paid $37,250 per month. If the Cooperative terminates the Agreement prior to March 31, 2013 for any reason other than for cause, the Cooperative will still be required to pay the full amount due under the Agreement. Mr. Dillon’s existing employment agreement shall remain effective until his retirement on September 30, 2012.

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

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,585 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold, a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold leases its corn wet milling facility to Cargill Incorporated who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving us the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2012 and 2011

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

For the six months ended June 30, 2012, the Cooperative sold approximately 8.4 million bushels of corn compared to 8.5 million bushels of corn sold during the six months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, the Cooperative recognized corn revenue of $48,287,000 and $40,284,000, respectively, an increase of  20% due primarily to the difference in the selling price per bushel of corn sold in 2012 compared to 2011. For the six months ended June 30, 2012 and 2011, the Cooperative recognized corn expense of $48,331,000 and $40,326,000 respectively, an increase of 20% due primarily to the difference in the cost per bushel of corn purchased in 2012 compared to 2011.  For the six months ended June 30, 2012 and 2011, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 2,671,830 and 2,976,074, respectively bushels of corn using Method A and 5,678,815 and 5,525,016 respectively, bushels of corn using Method B. For the six months ended June 30, 2012 and 2011, the Cooperative recognized expense of $46,000, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the six months ended June 30, 2012, of $3,336,000 compared to $3,222,000 for the six months ended June 30, 2011.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the six months ended June 30, 2012, was $371,000 compared to $451,000 for the six months ended June 30, 2011, which was primarily the result of decreased expenses associated with the Cooperative’s conversion to a Minnesota 308B Cooperative.

Interest Income. Interest income for the six months ended June 30 2012, was $7,000 compared to $6,000 for the six months ended June 30, 2011.

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenues.  For the three months ended June 30, 2012, the Cooperative sold approximately 3.8 million bushels of corn compared to 4.1 million bushels of corn sold during the three months ended June 30, 2012. For the three months ended June 30, 2012 and 2011, the Cooperative recognized corn revenue of $22,151,000 and $20,047,000, respectively, an increase of 10% due primarily to the difference in the selling price per bushel of corn sold in 2012 compared to 2011. The Cooperative recognized corn expense of $22,173,000 and $20,066,000 in 2012 and 2011 respectively, an increase of 11% due primarily to the difference in the cost per bushel of corn purchased in 2012 compared to 2011. For the three months ended June 30, 2012 and 2011, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 963,743 and 1,333,162, respectively, bushels of corn using Method A and 2,793,644 and 2,762,508, respectively, bushels of corn using Method B. For the three months ended June 30, 2012 and 2011, the Cooperative recognized expense of $23,000, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three months ended June 30, 2012, of $1,806,000 compared to $1,813,000 for the three months ended June 30, 2011.

General and Administrative Expenses. The general and administrative expenses for the three months ended June 30, 2012, was $217,000 compared to $245,000 for the three months ended June 30, 2011, which was primarily the result of decreased expenses associated with the Cooperative’s conversion to a Minnesota 308B Cooperative.

Interest Income. Interest income for the three months ended June 30, 2012, was $4,000 compared to $4,000 for the three months ended June 30, 2011.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2012 was $1,232,000 compared to $874,000 at June 30, 2011.

The Cooperative had no long-term debt as of June 30, 2012 or June 30, 2011.

The Cooperative used operating cash flows of $397,000 for the six-month period ended June 30, 2012 compared to $717,000 for the six-month period ended June 30, 2011.  The Cooperative used operating cash flows of $329,000 for the three-month period ended June 30, 2012 compared to $429,000 for the three-month period ended June 30, 2011.

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate that terminates on July 16, 2013.  The line of credit is secured by all of the business assets of the Cooperative.  There is no outstanding balance as of June 30, 2012.

The Cooperative received cash distributions from ProGold totaling $5,595,000 for the six-month period ended June 30, 2012 compared to $5,644,000 for the six-month period ended June 30, 2011.  The Cooperative received cash distributions from ProGold totaling $2,600,000 for the three-month period ended June 30, 2012 compared to $3,014,000 for the three-month period ended June 30, 2011.

The Cooperative paid cash distributions to its members totaling $6,351,000 for the six-month period ended June 30, 2012 compared to $6,537,000 for the six-month period ended June 30, 2011.  The Cooperative paid cash distributions to its members totaling $3,098,000 for the three-month period ended June 30, 2012 compared to $3,286,000 for the three-month period ended June 30, 2011.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12-months.

Recent Developments

On July 10, 2012, the Cooperative entered into a Service Agreement with Mark C. Dillon, the Cooperative’s Executive Vice President and Chief Executive Officer. The Agreement was entered into in anticipation of Mr. Dillon’s retirement effective September 30, 2012. Pursuant to the Agreement, Mr. Dillon agrees to provide enumerated transitional consulting services to the Cooperative until March 31, 2013. In exchange for such services, Mr. Dillon shall be paid $37,250 per month. If the Cooperative terminates the Agreement prior to March 31, 2013 for any reason other than for cause, the Cooperative will still be required to pay the full amount due under the Agreement. Mr. Dillon’s existing employment agreement shall remain effective until his retirement on September 30, 2012.

The Board of Directors of the Cooperative has undertaken a search for a new chief executive officer/chief financial officer.  The Board hopes to hire that new chief executive officer in advance of Mr. Dillon’s retirement effective September 30, 2012.  The service agreement with Mr. Dillon is intended to ensure that Mr. Dillon will be available to provide transitional services and guidance during the period of transition between executive officers.

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

Item 4.  Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2012.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

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

10.7*

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

Exhibit No.	Exhibit Description

Filed herewith electronically

10.8*	Service Agreement between Mark Dillon and Golden Growers Cooperative dated July 10, 2012.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on August 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet for at June 30, 2012 and December 31, 2011, (ii) Statements of Operations and Comprehensive Income for the six-month periods ended June 30, 2012 and 2011 and for the three-month periods ended June 30, 2012 and 2011, (iii) Statement of Cash Flows for the six-month periods ended June 30, 2012 and 2011, and (iv) Notes to Financial Statements.*

*A management contract or compensatory plan required to be filed with this report.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference to such filings.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: August 14, 2012	/s/ Mark Dillon
Mark Dillon
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer