Form 10-Q
period 2012-09-30
Golden Growers Cooperative
filed 2012-11-14
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,419	$2,203
Short-Term Investments	217	217
Prepaid Expenses	1	1
Total Current Assets	3,637	2,421

Property and Equipment, Net	1	3

Investment in ProGold Limited Liability Company	41,104	44,327

Total Assets	$44,742	$46,751

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts Payable	$23	$24
Accrued Liabilities	4	3
Accrued Member Distribution	3,098	—
Total Current Liabilities	3,125	27

Non-Current Liability	153	148

Members’ Equity
Members’ Equity	41,617	46,724
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2012 and December 31, 2011
Accumulated Other comprehensive Income	(153)	(148)

Total Members’ Equity	41,464	46,576

Total Liabilities and Members’ Equity	$44,742	$46,751

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
OPERATIONS
Corn Revenue	$21,162	$19,597	$69,449	$59,881
Corn Expense	(21,192)	(19,630)	(69,523)	(59,956)
Net Income from ProGold Limited Liability Company	1,667	1,533	5,003	4,755
General & Administrative Expenses	(226)	(127)	(597)	(578)

Net Income from Operations	1,411	1,373	4,332	4,102

Interest Income	3	5	10	11
			4,342
Net Income Before Income Tax	1,414	1,378		4,113

Income Tax Provision	—	—	—	—

Net Income	$1,414	$1,378	$4,342	$4,113

Weighted Average Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Membership Unit
Primary and Fully Diluted	$0.09	$0.09	$0.28	$0.27

COMPREHENSIVE INCOME
Net Income	$1,414	$1,378	$4,342	$4,113
Pension Liability Adjustment	(20)	(54)	(5)	(17)

Comprehensive Income	$1,394	$1,324	$4,337	$4,096

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities
Net Income	$4,342	$4,113
Net (Income) from ProGold Limited Liability Company	(5,003)	(4,755)
Depreciation	2	4
Changes in Assets and Liabilities
Accounts Receivable	—	—
Prepaid Expenses	—	—
Accounts Payable	(1)	(32)
Accrued Liabilities	1	(202)
Net Cash Used in Operating Activities	(659)	(872)

Cash Flows from Investing Activities
(Purchase of) Proceeds from Short-Term Investments	—	(1)
Distribution received from ProGold LLC	8,226	8,275
Net Cash Provided by Investing Activities	8,226	8,274

Cash Flows from Financing Activities
Member distributions paid	(6,351)	(6,536)
Net Cash Used by Financing Activities	(6,351)	(6,536)

Increase (Decrease) in Cash and Cash Equivalents	1,216	866

Cash and Cash Equivalents, Beginning of Period	2,203	2,295

Cash and Cash Equivalents, End of Period	$3,419	$3,161

Non Cash Financing Activity
Accrued Member Distribution	$3,098	$—

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER, 2012 AND 2011

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (Cooperative) for the nine-month periods ended September, 2012 and 2011 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the nine-month period ended September 30, 2012, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012.

NOTE 2 — LINE OF CREDIT

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate maturing July 16, 2013.  The line of credit is secured by business assets.  At September 30, 2012, the Cooperative had no outstanding balance on the line of credit.

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

NOTE 4 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (ProGold LLC).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	September 30,
(In Thousands)	2012	2011

Current Assets	$130	$1,932
Long-Term Assets	85,874	95,336
Total Assets	$86,004	$97,268

Current Liabilities	$419	$2,207
Long-Term Liabilities	1,700	2,100
Total Liabilities	2,119	4,307

Members’ Equity	83,885	92,961

Total Liabilities and Members’ Equity	$86,004	$97,268

Rent Revenue on Operating Lease	$19,088	$18,325
Expenses	8,877	8,622
Net Income	$10,211	$9,703

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of September 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September, 2012:
Money Market & CD’s	$217	$—	$—	$217

December 31, 2011
Money Market & CD’s	$217	$—	$—	$217

NOTE 6 — EMPLOYEE BENEFIT PLANS

The Cooperative sponsors a defined benefit pension plan for employees that meet eligibility requirements of age and length of service.  The plan provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death. Components of Net Periodic Benefit Cost for the nine-months ended September 30, 2012 and September 30, 2011:

	September 30,	September 30,
	2012	2011
Service Cost	$39	$35
Interest Cost	44	34
Expected return on plan assets	(40)	(30)
Amortization of net (gain) loss	7	14
Net periodic pension cost	$50	$53

Through the nine-months ended September 30, 2012, the Cooperative has made $40,000 contributions as compared to $32,000 through the nine-months ended September 30, 2011.  The Cooperative anticipates contributing $18,000 in additional funds to its pension plan in 2012, for a total of $58,000.  Contributions in 2011 totaled $42,000.

NOTE 7 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 8 — CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-K.

NOTE 9 — DISTRIBUTIONS TO MEMBERS

On February 15, 2012, the Cooperative made a distribution to its members of $3,253,000 or $.21 per outstanding membership unit. On June 27, 2012 the Cooperative made a distribution to its members of $3,098,096 or $.20 per outstanding membership unit.  On October 8, 2012, the Cooperative made a distribution to its members of $3,098,096 or $0.20 per outstanding membership unit.

NOTE 10 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2012 financial statements.

NOTE 11 - COMMITMENTS

On July 10, 2012, the Cooperative entered into a Services Agreement with Mark C. Dillon (the “Agreement”), the Cooperative’s Executive Vice President and Chief Executive Officer. The Agreement was entered into in anticipation of Mr. Dillon’s retirement effective September 30, 2012. Pursuant to the Agreement, Mr. Dillon agrees to provide enumerated transitional consulting services to the Cooperative until March 31, 2013. In exchange for such services, Mr. Dillon shall be paid $37,250 per month. If the Cooperative terminates the Agreement prior to March 31, 2013 for any reason other than for cause, the Cooperative will still be required to pay the full amount due under the Agreement.   Mr. Dillon retired effective September 30, 2012.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2012 and 2011

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

For the nine months ended September 30, 2012, the Cooperative sold approximately 12.1 million bushels of corn compared to 12.0 million bushels of corn sold during the nine months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, the Cooperative recognized corn revenue of $69,449,000 and $59,881,000, respectively, an increase of 16.0% due primarily to the difference in the selling price per bushel of corn sold in 2012 compared to 2011. For the nine months ended September 30, 2012 and 2011, the Cooperative recognized corn expense of $69,523,000  and $59,956,000 respectively, an increase of 16.0% due primarily to the difference in the cost per bushel of corn purchased in 2012 compared to 2011.  For the nine months ended September 30, 2012 and 2011, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 3,559,751 and 3,732,103, respectively bushels of corn using Method A and 8,577,248 and 8,287,524 respectively, bushels of corn using Method B. For the nine months ended September 30, 2012 and 2011, the Cooperative recognized expense of $69,000, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the nine months ended September 30, 2012, of $5,003,000 compared to $4,755,000 for the nine months ended September 30, 2011.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the nine months ended September 30, 2012, was $597,000 compared to $578,000 for the nine months ended September 30, 2011.

Interest Income. Interest income for the nine months ended September 30 2012, was $10,000 compared to $11,000 for the nine months ended September 30, 2011.

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenues.  For the three months ended September 30, 2012, the Cooperative sold approximately 3.8 million bushels of corn compared to 3.5 million bushels of corn sold during the three months ended September 30, 2011. For the three months ended September 30, 2012 and 2011, the Cooperative recognized corn revenue of $21,162,000 and $19,597,000, respectively, an increase of 8.0% due primarily to the difference in the number of bushels of corn sold in 2012 compared to 2011. The Cooperative recognized corn expense of $21,192,000 and $19,630,000 in 2012 and 2011 respectively, an increase of 8.0% due primarily to the difference in the number of bushels of corn purchased in 2012 compared to 2011. For the three months ended September 30, 2012 and 2011, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 887,921 and 756,029, respectively, bushels of corn using Method A and 2,898,433 and 2,762,508, respectively, bushels of corn using Method B. For the three months ended September 30, 2012 and 2011, the Cooperative recognized expense of $23,000, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three months ended September 30, 2012, of $1,667,000 compared to $1,533,000 for the three months ended September 30, 2011.

General and Administrative Expenses. The general and administrative expenses for the three months ended September 30, 2012, was $226,000 compared to $127,000 for the three months ended September 30, 2011, which was primarily the result of increased expenses associated with the retirement of Mr. Dillon and the hiring of Mr. Stofferahn.

Interest Income. Interest income for the three months ended September 30, 2012, was $3,000 compared to $5,000 for the three months ended September 30, 2011.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2012 was $512,000 compared to $3,353,000 at September 30, 2011.

The Cooperative had no long-term debt as of September 30, 2012 or September 30, 2011.

The Cooperative used operating cash flows of $658,000 for the nine-month period ended September 30, 2012 compared to $872,000 for the nine-month period ended September 30, 2011.  The Cooperative used operating cash flows of $261,000 for the three-month period ended September 30, 2012 compared to $155,000 for the three-month period ended September 30, 2011.

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate that terminates on July 16, 2013.  The line of credit is secured by all of the business assets of the Cooperative.  There is no outstanding balance as of September 30, 2012.

The Cooperative received cash distributions from ProGold totaling $8,226,000 for the nine-month period ended September 30, 2012 compared to $8,275,000 for the nine-month period ended September 30, 2011.  The Cooperative received cash distributions from ProGold totaling $2,631,000 for the three-month period ended September 30, 2012 compared to $2,631,000 for the three-month period ended September 30, 2011.

The Cooperative paid cash distributions to its members totaling $6,351,000 for the nine-month period ended September 30, 2012 compared to $6,536,000 for the nine-month period ended September 30, 2011.  On October 8, 2012, the Cooperative paid cash distributions to its members totaling $3,098,096.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12-months.

Recent Developments

On September 30, 2012, Mark C. Dillon retired as the Cooperative’s Executive Vice President and Chief Executive Officer.  In anticipation of his retirement, the Cooperative and Mr. Dillon entered into a services agreement whereby Mr. Dillon has agreed to provide enumerated transitional consulting services to the Cooperative until March 31, 2013.

On October 15, 2012, Mr. Scott Stofferahn became the Executive Vice President and Chief Executive Officer and Chief Financial Officer of the Cooperative.  The Board of Directors of the Cooperative approved his engagement on September 4, 2012.

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

Item 4.  Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2012.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

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

10.8*

Services Agreement between Mark Dillon and Golden Growers Cooperative dated July 10, 2012 is incorporated by reference to Exhibit 10.8 from the Cooperative’s Quarterly Report on Form 10-Q (File No. 121030939) filed on August 14, 2012.

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2011 and August 31, 2010 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Quarterly Report on Form 10-Q (File No. 111201210) filed on November 14, 2011.

Filed herewith electronically
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet for at September 30, 2012 and December 31, 2011, (ii) Statements of Operations and Comprehensive Income for the nine-month periods ended September 30, 2012 and 2011 and for the three-month periods ended September 30, 2012 and 2011, (iii) Statement of Cash Flows for the nine-month periods ended September 30, 2012 and 2011, and (iv) Notes to Financial Statements.*

*A management contract or compensatory plan required to be filed with this report.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 14, 2012	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer