Form 10-K
period 2012-12-31
Golden Growers Cooperative
filed 2013-04-01
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐  No ☒

As of March 25, 2013, the Registrant had 15,490,480 Units issued and outstanding.  There is no established public market for the Registrant’s Units.  Although there is a limited, private market for the Registrant’s Units, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s Units held by non-affiliates.

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

Item 1.  BUSINESS

GENERAL

Golden Growers Cooperative is a value-added agricultural cooperative association owned by 1,584 members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing into a value-added product.  Originally formed in 1994 as a North Dakota agricultural cooperative, Golden Growers Cooperative has provided its members with value and the opportunity to deliver corn for processing for almost two decades.  Effective September 1, 2009, in order to further enhance the value it provides to its grower-owners, the Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B.

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

For the 2012 fiscal year, 28.2% of members elected to deliver corn by Method A and 71.8% elected Method B.  This resulted in 28.2% of the Cooperative’s income and/or losses and 28.2% of any cash distributions being allocated to the Method A pool in fiscal year 2012, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

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

Employees

As of December 31, 2012, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer and one part-time employee, neither of whom is covered by a collective bargaining agreement.  Long-time Executive Vice President, Mark Dillon retired effective October 15, 2011.  Management considers its employee relations to be good.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We lease executive office space at 112 Roberts Street N, Suite 111, Fargo, ND 58102.  The lease term runs until June 30, 2015.  We believe this space is adequate for our immediate needs.

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

Holders

As of the date hereof, there are 1,584 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains.  Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members.  For the fiscal year ended December 31, 2010, the Cooperative made aggregate cash distributions to its members of $10,998,240.80.  For the fiscal year ended December 31, 2011, the Cooperative made aggregate cash distributions to its members of $9,945,361.25.  For the fiscal year ended December 31, 2012, the Cooperative made aggregate cash distributions to its members of $9,450,000.

Securities Authorized for Issuance under Equity Compensation Plans

The Cooperative currently has no equity compensation plan.

Purchases of Equity Securities by Golden Growers Cooperative

None

RECENT SALES OF UNREGISTERED SECURITIES

None

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

The Cooperative will be required to file a tax return in North Dakota and under North Dakota law the Cooperative will be required to withhold and remit at the maximum rate from any allocations that are made to nonresidents of North Dakota.  Nonresident withholding is required irrespective of any cash distributions that may be made.  Therefore, any cash distributions that are made will be reduced by any tax withholding payments that have been made on member’s behalf.

Item 6.  SELECTED FINANCIAL DATA

The following table presents our selected historical financial data.  We derived the selected income statement data from our audited financial statements as a North Dakota cooperative for the years ended August 31, 2008 and 2009, and from the Minnesota 308B cooperative association financial statements for the four-month period ended December 31, 2009, the fiscal years ended December 31, 2010, 2011 and 2012, which have been audited by Widmer Roel P.C., independent auditors.  The historical results are not necessarily indicative of the results that may be expected in the future.  You should read this data together with our financial statements and related notes included elsewhere in this report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INCOME STATEMENT DATA:

(in thousands, except share and per unit data)

	YEARS ENDED AUGUST 31,		4 MONTHS ENDED DECEMBER 31	YEAR ENDED DECEMBER 31
	2008 (Restated)	2009 (Restated)	2009 (Restated)	2010	2011	2012

Corn Revenue	$53,442	$75,806	$18,293	$58,015	$79,376	$92,838
Corn Expense	(53,534)	(75,898)	(18,300)	(58,114)	(79,478)	(92,935)
Net Income from ProGold Limited Liability Company	6,896	6,103	2,200	5,900	6,157	6,596
General & Administrative Expenses	(671)	(1,081)	(187)	(819)	(733)	(861)
Net Income from Operations	6,133	4,930	2,006	4,982	5,322	5,638
Interest Income	282	67	17	27	16	11
Net Income Before Income Tax	6,415	4,997	2,023	5,009	5,338	5,649
Income Tax Provision	72	44	—	—	—	—
Net Income	$6,343	$4,953	$2,023	$5,009	$5,338	$5,649

Weighted Average Shares/Units Outstanding	15,458,987	15,458,987	15,458,987	15,474,734	15,490,480	15,490,480

Primary and Fully Diluted Earnings Per Unit	$0.41	$0.32	$0.13	$0.32	$0.34	$0.36

BALANCE SHEET DATA:

Current Assets:
Cash and Cash Equivalents		$79	$3,293	$2,295	2,203	2,698
Short-Term Investments		5,436	314	215	217	218
Other Current Assets		369	22	1	1	1
Total Current Assets		5,884	3,629	2,511	2,421	2,917

Investment in ProGold Limited Liability Company		54,950	53,646	49,072	44,327	40,070

Other Non-Current Assets		14	12	7	3	8
Total Assets		$60,848	$57,287	$51,590	$46,751	$42,995

Current Liabilities		$500	$108	$259	$27	$72

Non-Current Liabilities		$144	$132	$144	$148	$179

Members’ Equity:
Membership Units			57,179	51,331	46,724	42,923
Common Stock, Class A Membership Stock		245
Common Stock, Class B Equity Stock		53,334
Additional Paid in Capital		2,687
Accumulated Other Comprehensive Income		(144)	(132)	(144)	(148)	(179)
Retained Earnings		4,082	—	—	—	—
Total Members’ Equity		60,204	57,047	51,187	46,576	42,744

Total Liabilities and Members’ Equity		$60,848	$57,287	$51,590	$46,751	$42,995

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

Overview

Golden Growers Cooperative is a value added agricultural cooperative association owned by 1,584 members who deliver their corn to the Cooperative for processing into a value-added product.  Effective September 1, 2009, Golden Growers Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2012 and December 31, 2011

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

For the fiscal year ended December 31, 2012, the Cooperative sold approximately 15.5 million bushels of corn compared to 15.5 million bushels of corn sold during the fiscal year ended December 31, 2011.  For the fiscal periods ended December 31, 2012 and 2011, the Cooperative recognized corn revenue of $92,838,000 and $79,376,000 respectively, an increase of 17.0% due primarily to the increase of the price of corn sold.  The Cooperative recognized corn expense of $92,935,000 and $79,478,000 in 2012 and 2011 respectively, an increase of 17.0% due primarily to increase in the price of corn purchased.   For the fiscal year ended December 31, 2012, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,368,827 bushels of corn using Method A and 11,123,682 bushels of corn using Method B resulting in incentive fee expense of $218,000 and agency fee income of $222,000 for this period while for the fiscal year ended December 31, 2011, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,440,448 bushels of corn using Method A and 11,050,032 bushels of corn using Method B resulting in incentive fee expense of $222,000 and agency fee income of $221,000 for this period.  For the fiscal periods ended December 31, 2012 and 2011, the Cooperative recognized expense of $92,000 and $92,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the fiscal year ended December 31, 2012, of $6,596,000, an increase of $439,000 or 7.1% as compared to $6,157,000 for the period ended December 31, 2011.

General and Administrative Expenses.  The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  The general and administrative expenses for the fiscal year ended December 31, 2012, was $861,000 an increase of $128,000 or 17.5% as compared to the fiscal year ended December 31, 2011.  The increase was due primarily to increased expenses associated with the replacement of the Cooperative’s Executive Vice President.

Interest Income.  Interest income for the fiscal year ended December 31 2012, was $11,000 compared to $16,000 for the fiscal year ended December 31, 2011.  The decrease was primarily the result of a reduction in cash reserves during 2012 compared to 2011.

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

Interest Income.  Interest income for the fiscal year ended December 31 2011, was $16,000 compared to $27,000  for the fiscal year ended December 31, 2010.  The decrease was primarily the result of a reduction in cash reserves during 2011 compared to 2010.

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

Liquidity and Capital Resources

The Cooperative’s working capital at December 31, 2012, was $2,845,000.  The Cooperative’s working capital at December 31, 2011, was $2,394,000.  The Cooperative’s working capital at December 31, 2010, was $2,252,000.

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate that terminates on July 16, 2013.  The line of credit is secured by all of the business assets of the Cooperative.  There is no outstanding balance as of December 31, 2012.

The Cooperative had no long-term debt as of December 31, 2012, December 31, 2011, December 31, 2010.

The Cooperative used operating cash flows of $900,000 for the fiscal year ended December 31, 2012, $1,047,000 for the fiscal year ended December 31, 2011 and $773,000 for the fiscal year ended December 31, 2010.

The Cooperative received cash distributions from ProGold totaling $10,852,000 for the fiscal year ended December 31, 2012, $10,902,000 for the fiscal year ended December 31, 2011 and $10,674,000 for the fiscal year ended December 31, 2010.

The Cooperative paid cash distributions to its members totaling $9,450,000 for the fiscal year ended December 31, 2012, $9,945,000 for the fiscal year ended December 31, 2011 and $10,998,000 for the fiscal year ended December 31, 2010.

The following table provides information regarding the Cooperative’s contractual obligations as of December 31, 2012:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Purchase Obligations(1)	$460,000	$92,000	$184,000	$184,000	$0
Operating Lease Obligations(2)	$27,400	$11,000	$16,400	$0	$0

Total Contractual Obligations	$487,400	$103,000	$200,400	$184,000	$0

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

The Cooperative does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2013.  The quarterly Method B bushel delivery and agency fee revenue was calculated by allocating the portion of the total annual agency fee for a particular quarter or cumulating it for the particular period.  The annual Method B bushel delivery and agency fee revenue is confirmed at the conclusion of the fiscal year.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Cooperative’s financial statements for the fiscal years ended December 31, 2010, 2011 and 2012 have been audited to the extent indicated in their report by Widmer Roel PC an independent registered public accounting firm.  The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2012.  Based on that review and evaluation,  the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2012, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012 based on these criteria.

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

The name, age, position, district and term details of each of the Directors and the Named Executive Officer are as of March 15, 2013 are as follows:

Name and Address	Age	District	Director Since	Term Expires

Jason Medhaug (Chairman)	49	Southeast	2003	2015
Paul Borgen (1st Vice Chairman)	65	East Central	2006	2015
Thomas Jennen (2nd Vice-Chairman)	57	Northeast	1999	2013
Randall A. Mauch (Secretary)	62	Southwest	1999	2013
Shaun Beauclair (Director)	47	Northeast	2008	2014
David Benedict (Director)	45	East Central	2010	2015
Bernie DeCock (Director)	57	Southeast	2008	2014
Mark Harless (Director)	56	East Central	2011	2014
Gary L. Jirak (Director)	54	Northeast	2008	2015
Chris A. Johnson (Director)	55	Southwest	2008	2014
Glenn Johnson (Director)	53	Northwest	2008	2014
Byron Koehl (Director)	47	Southeast	2010	2013
Leslie Nesvig (Treasurer)	73	Northwest	2008	2015
Nicolas Pyle (Director)	33	Northwest	2010	2013
Bruce Speich (Director)	59	Southwest	2008	2015

Executive Officer
Scott Stofferahn	55		—	—

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

Scott Stofferahn.  Mr. Stofferahn was elected Executive Vice President, Chief Executive Officer and Chief Financial Officer of the Cooperative effective October 15, 2012.  Starting in March 2001 Mr. Stofferahn worked as State Director for North Dakota Senator Kent Conrad.  Prior to that Mr. Stofferahn was the State Executive Director for the North Dakota Farm Service Agency from 1993 to 2001.  Mr. Stofferahn has extensive public service experience including serving in the North Dakota State House of Representatives from 1982 to 1992.  Mr. Stofferahn received his Bachelor of Science Degree from North Dakota State University.

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

As of December 31, 2012, the Board of Directors of the Cooperative has determined that there is no audit committee financial expert serving on the Audit Committee.  The Cooperative is a cooperative association formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative association law, and the Cooperative’s Amended and Restated Bylaws, the Board of Directors must be composed of members of the Cooperative.   Based on the state law requirements for both membership and board service, the Cooperative is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Cooperative has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financials statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 for filing with the Commission.

On December 31, 2012, the members of the Audit Committee were Paul Borgen, Shaun Beauclair, Leslie Nesvig, Glenn Johnson, Nicholas Pyle and Jason Medhaug.

Code of Ethics

The Cooperative has adopted a code of ethics that applies to its principal executive officer and principal financial officer as well as all employees and Directors of the Cooperative.  The Cooperative’s code of ethics is posted on the Cooperative’s website.

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

Perquisites and Other Benefits

The Cooperative provided a pension plan, 401(k) plan, term life and disability insurance, medical insurance and a vehicle allowance to Mr. Dillon in accordance with his employment agreement.  Mr. Dillon retired on September 30, 2012.  The Cooperative entered into a Services Agreement with Mr. Dillon which concludes on March 31, 2013.  On October 15, 2012, Scott Stofferahn became our Named Executive Officer. Mr. Stofferahn does not have an employment agreement.

Pension Plan

The Cooperative provides a defined-benefit pension plan to all of its eligible employees.  The plan provides for monthly payments after retirement based on each employee’s earnings while in the company’s employment.  The plan provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.  Benefit accruals under the plan are frozen as of January 1, 2013.

401(k) Plan

The Cooperative makes available a 401(k) plan for its Named Executive Officer.  The Cooperative pays four percent (4%) of employee’s annual salary into the plan, and the employee may make additional contributions up to the lawful limits.

Employment Agreements

Mr. Dillon was employed by the Cooperative from June 10, 1996 through September 30, 2012. He has been a member of the Cooperative since 2010.  His employment was governed by an employment agreement executed in January 2011 that was renewable annually at the discretion of the Board of Directors.  The material terms of Mr. Dillon’s employment agreement include:

•                  An annual guaranteed partner payment of $186,051

•                  The agreement specifies paid time off and as well as vacation leave.

•                  Performance and loyalty obligations of Mr. Dillon were set forth in the agreement.

On July 10, 2012, the Cooperative entered into a service agreement with Mr. Dillon in anticipation of Mr. Dillon’s retirement effective September 30, 2012.  Pursuant to the service agreement, Mr. Dillon agreed to provide transitional consulting services to the Cooperative until March 31, 2013.  In exchange for such services, Mr. Dillon was paid $37,250 per month.  If the Cooperative terminated the service agreement prior to March 31, 2013 for any reason other than for cause, the Cooperative would have been required to pay the full amount due under the service agreement.

Mr. Stofferahn is not party to an employment agreement with the Cooperative.

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

Compensation Policies and Practices and Risk Management

Mr. Stofferahn’s compensation is set by the Board.  In the event it is modified, such a  modification is based on a performance evaluation conducted by our Personnel and Compensation Committee that consists solely of members of the Board.  As discussed throughout this report, the revenue and expenses of the Cooperative directly relate to the price of corn as well as the rental income received by ProGold for the facility.  Mr. Stofferahn has no control over these two factors.  Based on this reality, no risks arise from the Cooperative’s compensation policies and practices that are reasonably likely to have a material adverse effect on its business operations.

Summary Executive Compensation Table

The following table sets forth, for the last three calendar years, the dollar value of all compensation awarded to, earned by or paid to Mr. Dillon through September 30, 2012 and to Mr. Stofferahn after October 15, 2012.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Mark Dillon,	2012	$155,956				$0.00	$187,660	$20,180	$363,796
Executive Vice	2011	$186,085				$0.00	$39,935	$18,622	$204,707
President (retired)*	2010	$180,107				$38,820	$63,984	$21,956	$304,867
Scott Stofferahn, Executive Vice President	2012	$28,125				0	0	0	28,125

*Mr. Dillon retired effective September 30, 2012.  Mr. Stofferahn commenced his employment on October 15, 2012.  Mr. Dillon received contract payments totaling $111,750 as of December 31, 2012.

Pension Benefits

The table below reflects information for the Named Executive Officer pertaining to the Cooperative’s Pension Plan.

Name (a)	Plan Name (b)	Number of Years Credit Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Mark Dillon, Executive Vice President (retired)	The Restated Noncontributory Retirement Plan for Cooperatives	15	$703,148	$75,500
Scott Stofferahn, Executive Vice President	0	0	0	0

Non-Qualified Deferred Compensation

The table below reflects information for the Named Executive Officer pertaining to non-qualified deferred compensation.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Mark Dillon,
Executive Vice President
2012	$—	$—	$—	$—	$—
2011	$—	$—	$—	$—	$—
2010	$—	$38,820	$—	$(141,718)	$—
Scott Stofferahn, Executive Vice President 2012	$0	$0	$0	$0	$0

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

The following table sets forth for the year ending December 31, 2012 the dollar value of all cash and non-cash compensation paid to individuals serving as Directors of the Cooperative during fiscal year 2012.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total
Shaun Beauclair	2012	$4,800						$4,800
David Benedict	2012	$4,500						$4,500
Paul Borgen	2012	$6,150						$6,150
Bernard DeCock	2012	$3,600						$3,600
Mark Harless	2012	$6,050						$6,050
Thomas Jennen	2012	$4,800						$4,800
Gary Jirak	2012	$3,600						$3,600
Chris A. Johnson	2012	$4,200						$4,200
Glenn Johnson	2012	$4,500						$4,500
Byron Koehl	2012	$4,200						$4,200
Randy Mauch	2012	$5,100						$5,100
Jason Medhaug	2012	$10,800						$10,800
Leslie Nesvig	2012	$6,600						$6,600
Nicolas Pyle	2012	$5,450						$5,450
Bruce Speich	2012	$4,200						$4,200

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2013, the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Mark Dillon, our former Executive Vice President and Scott Stofferahn, our current Executive Vice President (our Named Executive Officer) and (4) all of our Directors, Mr. Dillon and the Named Executive Officer as a group.  The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.  The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,584 members.

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

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Number of Units (1)		Number of Membership Votes(2)	Percentage of Class
Jason Medhaug	11,000	(3)	1	0.07%
Paul Borgen	36,000	(4)	2	0.23%
Nicolas A Pyle	55,000	(5)	3	0.36%
Shaun Beauclair	178,000	(6)	3	1.15%
Thomas Jennen	5,000		1	0.03%
Bernie DeCock	75,000		1	0.48%
Mark Harless	28,000	(9)	1	0.18%
Gary L. Jirak	40,000	(7)	2	0.26%
Chris A. Johnson	8,000	(8)	1	0.05%
Glenn Johnson	54,903		1	0.35%
Leslie Nesvig	4,000		1	0.03%
Bruce Speich	4,000		1	0.03%
Randall A. Mauch	48,000	(10)	1	0.31%
David Benedict	15,000		1	0.10%
Byron Koehl	4,300	(11)	2	0.03%
Mark Dillon	31,493	(12)	1	0.20%
Scott Stofferahn	25,000	(13)	2	0.16%
All directors and executive officers as a group (17 people)	622,696			4.02%

(1) Membership interests are measured Units which equal the holders proportionate financial right but not a governance right.

(2) Voting rights are based on one member one vote.  Each person or entity that holds units is a member for voting purposes.  Some officers and directors own their Units through multiple entities resulting in multiple membership votes.

(3) Includes 11,000 Units that Mr. Medhaug owns jointly with his spouse.

(4) Includes 12,000 Units owned directly by Mr. Borgen’s spouse.

(5) Mr. Pyle owns no Units directly.  Includes 40,000 Units held by McIntyre Farms of which Mr. Pyle is a 25% owner, 10,000 Units held by HarMar LLC of which Mr. Pyle is a 33% owner, and 5,000 Units held jointly with his spouse.

(6) Includes 20,000 Units owned directly by Mr. Beauclair’s spouse and 88,000 Units Mr. Beauclair owns in joint tenancy with his spouse.

(7) Includes 30,000 Units owned by Jirak Brothers Farming of which Mr. Jirak is a partner and 10,000 Units owned by Triple J. Ranch of which Mr. Jirak is a partner.

(8) Includes 4,000 Units owned by C and S Farms of which Mr. Johnson is the President.

(9) Includes 28,000 Units owned jointly with his spouse.

(10) Includes 48,000 Units owned by KARM Company of which Mr. Mauch is the President.

(11) Includes 300 Units as Mr Koehl’s share of C R Koehl & Sons, Inc.

(12) Includes 31,493 Units Mr. Dillon owns jointly with his spouse.

(13) Includes 12,000 Units owned by Mr. Stofferahn’s spouse and 12,500 Units owned by the Warren E and E Louise Stofferahn Family Trust.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2012 and 2011 and fees, if any, for other services rendered by Widmer Roel during those periods.

	2012	2011
Audit Fees	$31,916	$33,810
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$31,916	$33,810

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2012.

Audit-Related Fees.  No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2012.

Tax Fees.  No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2012.

All Other Fees.  No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2012.

The Cooperative’s Audit Committee would pre-approve all professional services provided by Widmer Roel to the Cooperative.  The Audit Committee approved all of the services and the fees billed for such services to the Cooperative.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2012 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART III

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 Documents filed as part of this report

1.                                      Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2012 and 2011

Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010.

Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Statements of Changes in Members’ Equity  for the Years Ended December 31, 2012, 2011 and 2010

Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2013.

GOLDEN GROWERS COOPERATIVE

By:	/s/ Scott Stofferahn

Dated: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Medhaug	Director	March 29, 2013

/s/ Paul Borgen	Director	March 29, 2013

/s/ Nicolas A. Pyle	Director	March 29, 2013

/s/ Shaun Beauclair	Director	March 29, 2013

/s/ Bernie DeCock	Director	March 29, 2013

/s/ Mark Harless	Director	March 29, 2013

/s/ Gary L. Jirak	Director	March 29, 2013

/s/ Chris A. Johnson	Director	March 29, 2013

/s/ Glenn Johnson	Director	March 29, 2013

/s/ Leslie Nesvig	Director	March 29, 2013

/s/ Bruce Speich	Director	March 29, 2013

/s/ David Benedict	Director	March 29, 2013

/s/ Byron Koehl	Director	March 29, 2013

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Golden Growers Cooperative

Fargo, North Dakota

We have audited the accompanying balance sheets of Golden Growers Cooperative as of December 31, 2012 and 2011, and the related statements of operations, changes in members’ equity and comprehensive income and cash flows for the years then ended December 31, 2012, 2011, and 2010.  Golden Growers Cooperative’ management is responsible for these statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Growers Cooperative, as of December 31, 2012, 2011, and 2010, and the results of its operations and its cash flows for the years ended December 31, 2012, 2011, and 2010, in conformity with accounting principles generally accepted in the United States of America.

Widmer Roel, PC

Fargo, ND

March 1, 2013

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(In Thousands)

	DECEMBER 31,
	2011	2012

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$2,203	$2,698
Short-Term Investments	217	218
Prepaid Expenses	1	1

Total Current Assets	2,421	2,917

PROPERTY AND EQUIPMENT, net	3	8

Investment in ProGold Limited Liability Company	44,327	40,070

Total Assets	$46,751	$42,995

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$24	$67
Accrued Liabilities	3	5

Total Current Liabilities	27	72

NON-CURRENT LIABILITY	148	179

MEMBERS’ EQUITY
Members’ Equity
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2011 and 2012	46,724	42,923
Accumulated Other Comprehensive Income (Loss)	(148)	(179)

Total Members’ Equity	46,576	42,744

Total Liabilities and Members’ Equity	46,751	42,995

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 , 2011 AND 2010

(In Thousands)

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2010	2011	2012

Corn Revenue	$58,015	$79,376	$92,838
Corn Expense	(58,114)	(79,478)	(92,935)
Net Income from ProGold Limited Liability Company	5,900	6,157	6,596
General & Administrative Expenses	(819)	(733)	(861)
Net Income from Operations	4,982	5,322	5,638

Interest Income	27	16	11

Net Income	$5,009	$5,338	$5,649

Weighted Average Units Outstanding	15,474,734	15,490,480	15,490,480

Earnings per Membership Unit
Primary and Fully Diluted	$0.32	$0.34	$0.36

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(In Thousands)

	December 31,	December 31,	December 31,
	2010	2011	2012

Net Income Attributed to the Cooperative	$5,009	$5,338	$5,649

Other Comprehensive Income
Defined benefit pension plans
Pension liability adjustment	(12)	(4)	(31)

Comprehensive Income	$4,997	$5,334	$5618

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010,

(In Thousands)

	Class A Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Members’ Equity	Total Members’ Equity
BALANCE, DECEMBER 31, 2009	—	—	—	—	(132)	57,179	57,047
Net income	—	—	—	—	—	5,009	5,009
Member distributions	—	—	—	—	—	(10,998)	(10,998)
Issuance of membership units	—	—	—	—	—	141	141
Pension liability adjustment	—	—	—	—	(12)	—	(12)

BALANCE, DECEMBER 31, 2010	—	—	—	—	(144)	51,331	51,187
Net income	—	—	—	—	—	5,338	5,338
Member distributions	—	—	—	—	—	(9,945)	(9,945)
Pension liability adjustment	—	—	—	—	(4)	—	(4)

BALANCE, DECEMBER 31, 2011	—	—	—	—	(148)	46,724	46,576
Net income	—	—	—	—	—	5,649	5,649
Member distributions	—	—	—	—	—	(9,450)	(9,450)
Pension liability adjustment	—	—	—	—	(31)	—	(31)

BALANCE, DECEMBER 31, 2012	—	—	—	—	$(179)	$42,923	$42,744

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010,

(In Thousands)

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31
	2010	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,009	$5,338	5,649
Net (Income) from ProGold Limited Liability Company	(5,900)	(6,157)	(6,596)
Depreciation	5	4	2
Changes in assets and liabilities
Accounts receivable	22	—	—
Prepaid expenses	(1)	—	—
Accounts payable	52	(30)	43
Accrued liabilities	40	(202)	2

Net cash used in operating activities	(773)	(1,047)	(900)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments available for sale	—	(2)	(1)
Purchase of equipment			(6)
Proceeds from sale of investments held to maturity	99	—	—
Distribution received from ProGold LLC	10,674	10,902	10,852

Net cash provided by investing activities	10,773	10,900	10,845

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions paid	(10,998)	(9,945)	(9,450)

Net cash used by financing activities	(10,998)	(9,945)	(9,450)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(998)	(92)	495

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,293	2,295	2,203

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,295	$2,203	$2,698

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

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

Revenue Recognition —The Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both.  Under Method A, a member is required to physically deliver corn to the cooperative and under Method B a member appoints the cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf.  For an annual fee of $92,000 paid quarterly, the Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B.  The price per bushel paid to the member who elects to deliver corn using Method B is equal to the price per bushel paid by Cargill to acquire the corn as the Cooperative’s agent.  Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery.  The Cooperative pays members who deliver corn under Method A an incentive payment of $.05 per bushel while members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf.  The board has the discretion to change the incentive fee and the agency fee based on the Cooperative’s corn delivery needs.  The incentive fee and agency fee are a component of Corn Expense.

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

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  At December 31, 2012, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $2.6 million.

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

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold Limited Liability Company:

	December 31,
(In Thousands)	2012	2011	2010

Current Assets	$111	$126	$132
Long-Term Assets	83,669	92,743	102,815

Total Assets	$83,780	$92,869	$102,947

Current Liabilities	$405	$406	$401
Long-Term Liabilities	1,600	2,000	2,400

Total Liabilities	2,005	2,406	2,801

Members’ Equity	81,775	90,463	100,146

Total Liabilities and Members’ Equity	$83,780	$92,869	$102,947

Rent Revenue on Operating Lease	$25,223	$24,063	$23,894
Expenses	11,762	11,498	11,445

Net Income	$13,461	$12,565	$12,449

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.

The Cooperative’s investments held to maturity are as follows as of December 31, 2012 and 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
Money Market & CD’s	$218	—	—	$218

December 31, 2011:
Money Market & CD’s	$217	—	—	$217

NOTE 5 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

The Cooperative had no unrecognized tax benefits on December 31, 2012 and 2011.  No interest or penalties are recognized in the statements of operations or in the balance sheets.  The Cooperative is no longer subject to U.S. Federal and State income tax examinations by tax authorities for fiscal years 2008 and earlier.

The Cooperative recognized no income tax expense for the years ended December 31, 2012, 2011 and 2010.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.  During the year ended December 31, 2012, 2011 and 2010,~~,~~ the pension expenses were $75,500, $42,000, and $31,000 respectively.

As of December 31, 2012, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

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

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2012	2011

Discount Rate	6.00%	7.00%
Expected Return on Plan Assets	8.00%	8.50%
Rate of Compensation Increase	4.73%	4.67%

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands):

Expected Benefit Payments

2013	$4
2014	57
2015	57
2016	56
2017	56
2018-2022	267

Total	$497

The Cooperative expects to make contributions of approximately $141,000 to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2012, 2011 and 2010 (in thousands):

	December 31,	December 31,	December 31,
	2012	2011	2010

Service Cost	$—	$36	$33
Interest Cost	42	36	29
Expected Return on Plan Assets	(47)	(31)	(25)
Amortization of Net (Gain) Loss	76	10	9

Net Periodic Pension Cost	$71	$51	$46

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2012  and 2011 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2012 and 2011 and (in thousands):

	December 31, 2012	December 31, 2011

Change in Benefit Obligation
Obligation at the Beginning of the Period	$515	$475
Service Cost	36	36
Interest Cost	37	33
Actuarial (Gain) Loss	115	(29)
Benefits Paid	—	—

Obligation at the End of the Period	$703	$515

Change in Plan Assets
Fair Value at the Beginning of the Period	$367	$331
Actual Returns on Plan Assets	81	(6)
Employer Contributions	76	42
Benefits Paid	—	—

Fair Value at the End of the Period	$524	$367

Funded Status
Funded Status as of Period Ended	$(179)	$(148)

Net Amount Recognized	$(179)	$(148)

	December 31, 2012	December 31, 2011

Amounts Recognized in the Balance Sheets
Noncurrent Assets	$—	$—
Current Liabilities	—	—
Noncurrent Liabilities	(179)	(148)

Net Amount Recognized	$(179)	$(148)

Accumulated Gain (Loss) Recognized in Accumulated Other Comprehensive Income Accumulated Gain (Loss) Beginning of the Period	$(148)	$(144)
Recognized in Periodic Cost	51	2
Amount Arising During the Period	(82)	(6)

Accumulated Gain (Loss) End of the Period	$(179)	$(148)

The estimated amount that will be amortized from Accumulated Other Comprehensive Income at December 31, 2012 into net periodic benefit cost in fiscal 2013 is as follows (in thousands):

Prior Service (Cost)	$—
Accumulated Gain (Loss)	76

Total	$76

The accumulated pension benefit obligation was $179,000 and $148,000 as of December 31, 2012 and 2011, respectively.

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $8,000, $7,442 and $6,959 for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Compensation Plan — Prior to 2010, the Cooperative had a non-qualified deferred compensation plan for a key employee.  Under the plan, benefits accrued to the employee based upon the performance of the Cooperative.  During 2010, the Cooperative terminated the plan and issued 31,493 membership units to the key employee. The Cooperative recognized expenses totaling $36,000 for the year ended December 31, 2010.

NOTE 7 — LINE OF CREDIT

The Cooperative has established a $1,000,000 line of credit with a variable interest rate based on the prime rate, maturing July 16, 2013.  The line of credit is secured by business assets.  At December 31, 2012, the Cooperative had no outstanding balance on the line of credit.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

On July 10, 2012, the Cooperative entered into a Services Agreement with Mark C. Dillon (the “Agreement”), the Cooperative’s former Executive Vice President and Chief Executive Officer. The Agreement was entered into in anticipation of Mr. Dillon’s retirement effective September 30, 2012. Pursuant to the Agreement, Mr. Dillon agrees to provide enumerated transitional consulting services to the Cooperative until March 31, 2013. In exchange for such services, Mr. Dillon shall be paid $37,250 per month. If the Cooperative terminates the Agreement prior to March 31, 2013 for any reason other than for cause, the Cooperative will still be required to pay the full amount due under the Agreement. Mr. Dillon retired effective September 30, 2012. During the year ended December 31, 2012 , the Cooperative incurred $111,750 expense in connection with the Services Agreement. At December 31, 2012, the Cooperative had an account payable to Mr. Dillon totaling $37,250 in connection with the agreement.

NOTE 9 - SUBSEQUENT EVENTS

In February of 2013, the Cooperative declared a distribution of $3,098,053, or $.20 per outstanding membership unit.

Management has reviewed subsequent events through March 1, 2013 the date to which the financial statements were available to be issued.

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

Filed herewith electronically

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2012 and August 31, 2011.

101

The following materials from Golden Growers Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on April 1, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2012 and December 31, 2012; (ii) Statements of Operations for the years ended December 31, 2012 and 2011, for the period ended December 31, 2010; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010; (iv) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (v) Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Financial Statements.* *

*A management contract or compensatory plan required to be filed with this report.

* * Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference to such filings.

E-2