Form 10-Q
period 2013-06-30
Golden Growers Cooperative
filed 2013-08-14
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,372	$2,698
Short-Term Investments	218	218
Prepaid Expenses	1	1
Total Current Assets	1,591	2,917

Property and Equipment, Net	7	8

Investment in ProGold Limited Liability Company	37,259	40,070

Total Assets	$38,857	$42,995

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts Payable	$—	$67
Accrued Liabilities	4	5
Total Current Liabilities	4	72

Non-Current Liability	94	179

Members’ Equity
Members’ Equity	38,853	42,923
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2013 and December 31, 2012
Accumulated Other comprehensive Income	(94)	(179)

Total Members’ Equity	38,759	42,744

Total Liabilities and Members’ Equity	$38,857	$42,995

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
OPERATIONS
Corn Revenue	$24,676	$22,151	$50,849	$48,287
Corn Expense	(24,698)	(22,173)	(50,891)	(48,331)
Net Income from ProGold Limited Liability Company	1,434	1,806	2,716	3,336
General & Administrative Expenses	(238)	(217)	(551)	(371)

Net Income from Operations	1,174	1,567	2,123	2,921

Interest Income	3	4	5	7

Net Income Before Income Tax	1,177	1,571	2,128	2,928

Income Tax Provision	—	—	—	—

Net Income	$1,177	$1,571	$2,128	$2,928

Weighted Average Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Membership Unit Primary and Fully Diluted	$0.08	$0.10	$0.14	$0.19

COMPREHENSIVE INCOME
Net Income	$1,177	$1,571	$2,128	$2,928
Pension Liability Adjustment	4	3	85	21

Comprehensive Income	$1,181	$1,574	$2,213	$2,949

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012
Cash Flows from Operating Activities
Net Income	$2,128	$2,928
Net (Income) from ProGold Limited Liability Company	(2,716)	(3,336)
Depreciation	1	2
Changes in Assets and Liabilities
Accounts Receivable	—	—
Prepaid Expenses	—	—
Accounts Payable	(67)	8
Accrued Liabilities	(1)	1
Net Cash Used in Operating Activities	(655)	(397)

Cash Flows from Investing Activities
(Purchase of) Proceeds from Short-Term Investments	—	(1)
Distribution received from ProGold LLC	5,527	5,595
Net Cash Provided by Investing Activities	5,527	5,594

Cash Flows from Financing Activities
Member distributions paid	(6,198)	(6,351)
Net Cash Used by Financing Activities	(6,198)	(6,351)

Decrease in Cash and Cash Equivalents	(1,326)	(1,154)

Cash and Cash Equivalents, Beginning of Period	2,698	2,203

Cash and Cash Equivalents, End of Period	$1,372	$1,049

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (the “Cooperative”) for the six-month periods ended June 30, 2013 and 2012 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the six-month period ended June 30, 2013, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013.

NOTE 2 — LINE OF CREDIT

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate maturing July 16, 2013.  The line of credit is secured by business assets.  At June 30, 2013, the Cooperative had no outstanding balance on the line of credit. Subsequent to period end, the line of credit was renewed.

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

NOTE 4 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (“ProGold LLC”).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	June 30,		December 31,
(In Thousands)	2013	2012	2012

Current Assets	$184	$146	$111
Long-Term Assets	77,657	87,907	83,669
Total Assets	$77,841	$88,053	$83,780

Current Liabilities	$401	$401	$405
Long-Term Liabilities	1,400	1,800	1,600
Total Liabilities	1,801	2,201	2,005

Members’ Equity	76,040	85,852	81,775

Total Liabilities and Members’ Equity	$77,841	$88,053	$83,780

Rent Revenue on Operating Lease	$11,525	$12,797	$25,223
Expenses	5,983	5,988	11,762
Net Income	$5,542	$6,809	$13,461

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of June 30, 2013 and December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013:
Money Market & CD’s	$218	$—	$—	$218

December 31, 2012
Money Market & CD’s	$218	$—	$—	$218

NOTE 6 — EMPLOYEE BENEFIT PLANS

The Cooperative sponsors a defined benefit pension plan for former employees of the Cooperative who met eligibility requirements of age and length of service.  The plan was frozen effective January 1, 2013 and no current employees of the Cooperative will participate in the plan in the future.  While the plan is frozen, the Cooperative will continue to fund the plan until it is fully funded.  Components of Net Periodic Benefit Cost for the six-months ended June 30, 2013 and June 30, 2012:

	June 30,	June 30,
	2013	2012
Service Cost	$—	$20
Interest Cost	21	17
Expected return on plan assets	(24)	(16)
Amortization of net (gain) loss	38	11
Net periodic pension cost	$35	$32

Through the six-months ended June 30, 2013, the Cooperative has made $93,000 in contributions as compared to $21,717 through the six-months ended June 30, 2012.  Even though the plan is frozen, the Cooperative anticipates contributing $48,000 in additional funds to its pension plan in 2013, for a total of $141,000.  Contributions in 2012 totaled $75,500.

NOTE 7 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 8 — CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-K.

NOTE 9 — DISTRIBUTIONS TO MEMBERS

On February 12, 2013, the Cooperative made distributions to its members totaling $3,100,000 or $.20 per outstanding membership unit.  On June 9, 2013, the Cooperative made a distribution to its members’ of $3,098,000 or $.20 per outstanding membership unit.

NOTE 10 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2013 financial statements.

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

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,582 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold leases its corn wet milling facility to Cargill Incorporated who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving us the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.

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

A Method A member directly contracts with Cargill for the contract price agreed upon for the corn or, in the absence of an agreed upon price, the market price per bushel for corn delivered on the day on which the corn is delivered and accepted at the facility.  With respect to all Method A corn that is delivered, Cargill pays to the Cooperative the aggregate purchase price for corn purchased from the member, and then, on the Cooperative’s behalf, makes individual payments for corn directly to the member.  In the event a Method A member delivers more than its delivery commitment to Cargill, any corn delivered in excess of that commitment is handled as a direct sale of corn to Cargill and is priced at the current closing delivery corn price established by Cargill at the facility on the day it is unloaded.  In the event a Method A member delivers less than its committed amount of corn to Cargill, the quantity of the shortfall is then purchased and delivered by Cargill on the Cooperative’s behalf, but this purchased corn is not credited to the Method A member’s account.  If a Method A member fails to fully satisfy the corn delivery requirement, Cargill purchases replacement corn for which we reimburse Cargill the amount by which the underlying contracted corn price is less than the price of buying the replacement corn that was due on the delivery date.  The Method A member who fails to deliver corn is then invoiced for the price of the corn.  In addition, if a Method A member fails to deliver all of the corn it was obligated to deliver, that member’s allocation of our profit or losses and any cash distributions is proportionately reduced and we may terminate the member’s membership.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2013 and 2012

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

For the six-months ended June 30, 2013, the Cooperative sold approximately 8.6 million bushels of corn compared to 8.4 million bushels of corn sold during the six-months ended June 30, 2012.  For the six months ended June 30, 2013 and 2012, the Cooperative recognized corn revenue of $50,849,000 and $48,287,000, respectively, an increase of 5.3% due primarily to an increase in the selling price per bushel of corn sold in 2013 compared to 2012.  The Cooperative recognized corn expense of $50,891,000 and $48,331,000 in 2013 and 2012 respectively, an increase of 5.3% due primarily to an increase in the cost per bushel of corn purchased in 2013 compared to 2012.  For the six-months ended June 30, 2013 and 2012, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 2,848,000 and 2,672,000, bushels of corn respectively using Method A, and 5,730,000 and 5,679,000 bushels of corn respectively, using Method B. For the six-months ended June 30, 2013 and 2012, the Cooperative recognized expense of $46,000 and $46,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the six-months ended June 30, 2013, of $2,716,000 compared to $3,336,000 for the six-months ended June 30, 2012 , a decrease of 18.6% due primarily to decreased rent revenue recognized by ProGold.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the six-months ended June 30, 2013, was $551,000 compared to $371,000 for the six-months ended June 30, 2012, an increase of 48.5%, primarily due to pension plan expenses, as well as expenses incurred in connection with the Cooperative’s Services Agreement with its former executive vice president and chief executive officer, Mark Dillon.

Interest Income. Interest income for the six-months ended June 30, 2013, was $5,000 compared to $7,000 for the six-months ended June 30, 2012.

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues.  For the three months ended June 30, 2013, the Cooperative sold approximately 4.2 million bushels of corn compared to 3.8 million bushels of corn sold during the three months ended June 30, 2012. For the three months ended June 30, 2013 and 2012, the Cooperative recognized corn revenue of $24,676,000 and $22,151,000, respectively, an increase of 11% due primarily to the difference in the selling price per bushel of corn sold in 2013 compared to 2012. The Cooperative recognized corn expense of $24,698,000 and $22,173,000 in 2013 and 2012 respectively, an increase of 11% due primarily to the difference in the cost per bushel of corn purchased in 2013 compared to 2012. For the three months ended June 30, 2013 and 2012, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1,360,000 and 963,000, respectively, bushels of corn using Method A and 2,826,000 and 2,794,000, respectively, bushels of corn using Method B. For the three months ended June 30, 2013 and 2012, the Cooperative recognized expense of $23,000, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three months ended June 30, 2013, of $1,434,000 compared to $1,806,000 for the three months ended June 30, 2012.

General and Administrative Expenses. The general and administrative expenses for the three months ended June 30, 2013, was $238,000 compared to $217,000 for the three months ended June 30, 2012.

Interest Income. Interest income for the three months ended June 30, 2013, was $3,000 compared to $4,000 for the three months ended June 30, 2012.

Liquidity and Capital Resources

The Cooperative’s working capital at June 20, 2013 was $1,587,000 compared to $1,232,000at June 30, 2012.

The Cooperative had no long-term debt as of June 30, 2013 or June 30, 2012.

The Cooperative used operating cash flows of $655,000 for the six-month period ended June 30, 2013 compared to $397,000 for the six-month period ended June 30, 2012.

The Cooperative established a $1,000,000 line of credit with a variable interest rate based on the prime rate that terminates on July 16, 2013.  The line of credit is secured by all of the business assets of the Cooperative.  There is no outstanding balance as of June 30, 2013.  Subsequent to period end, the line of credit was renewed.

The Cooperative received cash distributions from ProGold totaling $5,527,000 for the six-month period ended June 30, 2013 compared to $5,595,000 for the six-month period ended June 30, 2012.

The Cooperative paid cash distributions to its members totaling $6,198,000 for the six-month period ended June 30 2013 compared to $6,351,000 for the six-month period ended June 30, 2012.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2013.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

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

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet for at June 30, 2013 and December 31, 2012, (ii) Statements of Operations and Comprehensive Income for the six-month periods ended June 30, 2013 and 2012, (iii) Statement of Cash Flows for the six-month periods ended June 30, 2013 and 2012, and (iv) Notes to Financial Statements.**

* A management contract or compensatory plan required to be filed with this report.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: August 14, 2013	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer