Form 10-Q
period 2013-09-30
Golden Growers Cooperative
filed 2013-11-14
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$3,818	$2,698
Short-Term Investments	218	218
Prepaid Expenses	1	1
Total Current Assets	4,037	2,917

Property and Equipment, Net	7	8

Investment in ProGold Limited Liability Company	36,192	40,070

Total Assets	$40,236	$42,995

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts Payable	$—	$67
Accrued Liabilities	4	5
Accrued Dividend	3,098	—
Total Current Liabilities	3,102	72

Non-Current Liability	38	179

Members’ Equity
Members’ Equity	37,134	42,923
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2013 and December 31, 2012
Accumulated Other comprehensive Income	(38)	(179)

Total Members’ Equity	37,096	42,744

Total Liabilities and Members’ Equity	$40,236	$42,995

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
OPERATIONS
Corn Revenue	$20,666	$21,162	$71,515	$69,449
Corn Expense	(20,697)	(21,192)	(71,588)	(69,523)
Net Income from ProGold Limited Liability Company	1,563	1,667	4,279	5,003
General & Administrative Expenses	(148)	(226)	(699)	(597)

Net Income from Operations	1,384	1,411	3,507	4,332

Interest Income	3	3	8	10

Net Income Before Income Tax	1,387	1,414	3,515	4,342

Income Tax Provision	—	—	—	—

Net Income	$1,387	$1,414	$3,515	$4,342

Weighted Average Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Membership Unit
Primary and Fully Diluted	$0.09	$0.09	$0.23	$0.28

COMPREHENSIVE INCOME
Net Income	$1,387	$1,414	$3,515	$4,342
Pension Liability Adjustment	56	(20)	141	(5)

Comprehensive Income	$1,443	$1,394	$3,656	$4,337

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities
Net Income	$3,515	$4,342
Net (Income) from ProGold Limited Liability Company	(4,279)	(5,003)
Depreciation	1	2
Changes in Assets and Liabilities
Accounts Receivable	—	—
Prepaid Expenses	—	—
Accounts Payable	(67)	(1)
Accrued Liabilities	(1)	1
Net Cash Used in Operating Activities	(831)	(659)

Cash Flows from Investing Activities (Purchase of) Proceeds from Short-Term Investments	—	—
Distribution received from ProGold LLC	8,157	8,226
Net Cash Provided by Investing Activities	8,157	8,226

Cash Flows from Financing Activities
Member distributions paid	(6,206)	(6,351)
Net Cash Used by Financing Activities	(6,206)	(6,351)

Increase in Cash and Cash Equivalents	1,120	1,216

Cash and Cash Equivalents, Beginning of Period	2,698	2,203

Cash and Cash Equivalents, End of Period	$3,818	$3,419

Non Cash Financing Activity
Accrued Dividend payable to Members	$3,098	$3,098

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (the “Cooperative”) for the nine-month periods ended September 30, 2013 and 2012 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the nine-month period ended September 30, 2013, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013.

NOTE 2 — EXPENSES

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

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (“ProGold LLC”).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	September 30,		December 31,
(In Thousands)	2013	2012	2012

Current Assets	$168	$130	$111
Long-Term Assets	75,405	85,874	83,669
Total Assets	$75,573	$86,004	$83,780

Current Liabilities	$414	$419	$405
Long-Term Liabilities	1,300	1,700	1,600
Total Liabilities	1,714	2,119	2,005

Members’ Equity	73,859	83,885	81,775

Total Liabilities and Members’ Equity	$75,573	$86,004	$83,780

Rent Revenue on Operating Lease	$17,726	$19,088	$25,223
Expenses	8,995	8,877	11,762
Net Income	$8,731	$10,211	$13,461

NOTE 4 — INVESTMENTS

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of September 30, 2013 and December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013:
Money Market & CD’s	$218	$—	$—	$218

December 31, 2012
Money Market & CD’s	$218	$—	$—	$218

NOTE 5 — EMPLOYEE BENEFIT PLANS

The Cooperative sponsors a defined benefit pension plan for former employees of the Cooperative who met eligibility requirements of age and length of service.  The plan was frozen effective January 1, 2013 and no current employees of the Cooperative will participate in the plan in the future.  While the plan is frozen, the Cooperative will continue to fund the plan until it is fully funded.  Components of Net Periodic Benefit Cost for the nine-months ended September 30, 2013 and September 30, 2012:

	September 30,	September 30,
	2013	2012
Service Cost	$—	$39
Interest Cost	32	44
Expected return on plan assets	(36)	(40)
Amortization of net (gain) loss	57	7
Net periodic pension cost	$53	$50

Through the nine-months ended September 30, 2013, the Cooperative has made $117,000 in contributions as compared to $40,000 through the nine-months ended September 30, 2012.  Even though the plan is frozen, the Cooperative anticipates contributing $24,000 in additional funds to its pension plan in 2013, for a total of $141,000.  Contributions in 2012 totaled $75,500.

NOTE 6 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 7 — CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-K.

NOTE 8 — DISTRIBUTIONS TO MEMBERS

On February 12, 2013, the Cooperative made distributions to its members totaling $3,098,000 or $.20 per outstanding membership unit.  On June 9, 2013, the Cooperative made a distribution to its members totaling $3,098,000 or $.20 per outstanding membership unit.  At its September meeting, the Cooperative’s board authorized a distribution to its members totaling $3,098,000, or $.20 per outstanding membership unit to be paid out in October 2013. On October 10, 2013, the Cooperative made the distribution to its members.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The ProGold LLC has informed the Cooperative that it anticipates an estimated $2,300,000 capital expenditure related to facility repairs that may reduce income allocations and distributions to its members proportionately.  In anticipation of such an expenditure and a corresponding reduction in distributions from ProGold LLC, the Cooperative has increased the amount of cash it has available.

NOTE 10 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2013 financial statements.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2013 and 2012

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

For the nine-months ended September 30, 2013, the Cooperative sold approximately 12.2 million bushels of corn compared to 12.1 million bushels of corn sold during the nine-months ended September 30, 2012.  For the nine months ended September 30, 2013 and 2012, the Cooperative recognized corn revenue of $71,515,000 and $69,449,000, respectively, an increase of 3% due primarily to an increase in the selling price per bushel of corn sold in 2013 compared to 2012.  The Cooperative recognized corn expense of $71,588,000 and $69,523,000 in 2013 and 2012 respectively, an increase of 3% due primarily to an increase in the cost per bushel of corn purchased in 2013 compared to 2012.  For the nine-months ended September 30, 2013 and 2012, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 3,664,636 and 3,559,751, bushels of corn respectively using Method A, and 8,536,863 and 8,577,248 bushels of corn respectively, using Method B.  For the nine-months ended September 30, 2013 and 2012, the Cooperative recognized expense of $69,000 and $69,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the nine-months ended September 30, 2013, of $4,279,000 compared to $5,003,000 for the nine-months ended September 30, 2012, a decrease of 14.5% due primarily to decreased rent revenue recognized by ProGold.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the nine-months ended September 30, 2013, was $699,000 compared to $597,000 for the nine-months ended September 30, 2012, an increase of 17%, primarily due to pension plan expenses, as well as expenses incurred in connection with the Cooperative’s Services Agreement with its former executive vice president and chief executive officer, Mark Dillon.

Interest Income. Interest income for the nine-months ended September 30, 2013, was $8,000 compared to $10,000 for the nine-months ended September 30, 2012.

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenues.  For the three months ended September 30, 2013, the Cooperative sold approximately 3.6 million bushels of corn compared to 3.8 million bushels of corn sold during the three months ended September 30, 2012. For the three months ended September 30, 2013 and 2012, the Cooperative recognized corn revenue of $20,666,000 and $21,162,000, respectively, a decrease of 2% due primarily to the difference in the selling price per bushel of corn sold in 2013 compared to 2012. The Cooperative recognized corn expense of $20,697,000 and $21,192,000 in 2013 and 2012 respectively, an decrease of 2% due primarily to the difference in the cost per bushel of corn purchased in 2013 compared to 2012. For the three months ended September 30, 2013 and 2012, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 816,823 and 887,921, respectively, bushels of corn using Method A and 2,808,296 and 2,898,433, respectively, bushels of corn using Method B. For the three months ended September 30, 2013 and 2012, the Cooperative recognized expense of $23,000, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three months ended September 30, 2013, of $1,563,000 compared to $1,667,000 for the three months ended September 30, 2012.

General and Administrative Expenses. The general and administrative expenses for the three months ended September 30, 2013, was $148,000 compared to $226,000 for the three months ended September 30, 2012, a decrease of 53% due primarily to a reduction of salaries expense and a reduction of expenses incurred in connection with the hiring of the Cooperative’s chief executive officer.

Interest Income. Interest income for the three months ended September 30, 2013, was $3,000 compared to $3,000 for the three months ended September 30, 2012.

Liquidity and Capital Resources

The Cooperative’s working capital at September 20, 2013 was $935,000 compared to $512,000 at September 30, 2012.

The Cooperative had no long-term debt as of September 30, 2013 or September 30, 2012.

The Cooperative used operating cash flows of $831,000 for the nine-month period ended September 30, 2013 compared to $659,000 for the nine-month period ended September 30, 2012.

The Cooperative received cash distributions from ProGold totaling $8,157,000 for the nine-month period ended September 30, 2013 compared to $8,226,000 for the nine-month period ended September 30, 2012.

The Cooperative paid cash distributions to its members totaling $6,206,000 for the nine-month period ended September 30, 2013 compared to $6,351,000 for the nine-month period ended September 30, 2012.

The Cooperative allowed its $1,000,000 line of credit to terminate on July 16, 2013.  The Cooperative had maintained the line of credit for several years but never drawn on it.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12-months.

Recent Developments

On October 10, 2013, the Cooperative paid cash distributions to its members totaling $3,098,000.

In October ProGold entered into an agreement with Cargill, as the lessee of its corn wet milling facility, to complete certain capital repairs to the facility.  Under the terms of the lease between ProGold and Cargill, these capital repairs are more than likely the financial responsibility of ProGold.  The cost of these repairs is estimated at $2,300,000 and in accordance with the agreement, Cargill will manage the repair project and pay for the repairs.  ProGold has agreed to reimburse Cargill for the actual cost of the repairs.  As a result of these expenses, the Cooperative anticipates that ProGold’s income may be reduced.  Any income reduction experienced by ProGold results in a proportional reduction in the amount income allocated and distributed to the Cooperative.  ProGold has indicated that the facility’s corn processing capacity will not be impacted by this repair project and the Cooperative’s members’ delivery of corn will not be reduced or disrupted by this project.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2013.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

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

As mentioned above, ProGold has entered into an agreement with Cargill to undertake repairs to the facility that are anticipated to be extraordinary capital expenditures totally approximately $2,300,000.  The Cooperative cannot predict with certainty how much the final amount of the expense to ProGold will be nor can it predict how much this expense will impact its 49% allocation of ProGold’s income and losses.  In anticipation of such an expense and the corresponding reduction in the amount of income distributed from ProGold to the Cooperative, the Cooperative has reduced its recent distributions to its members in order to accumulate cash reserves to somewhat offset the impact this expense will have on the distributions made to the Cooperative’s members. The Cooperative cannot predict the final extent to which this expense will impact distributions to its members.

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

Filed herewith electronically

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2012 and August 31, 2013.

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet for at September 30, 2013 and December 31, 2012, (ii) Statements of Operations and Comprehensive Income for the nine-month periods ended September 30, 2013 and 2012, (iii) Statement of Cash Flows for the nine-month periods ended September 30, 2013 and 2012, and (iv) Notes to Financial Statements.**

* A management contract or compensatory plan required to be filed with this report.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 14, 2013	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer