Form 10-K
period 2013-12-31
Golden Growers Cooperative
filed 2014-03-31
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes  ☐   No  ☒

As of March 28, 2014, the Registrant had 15,490,480 Units issued and outstanding.  There is no established public market for the Registrant’s Units.  Although there is a limited, private market for the Registrant’s Units, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s Units held by non-affiliates.

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

Item 1.  BUSINESS

GENERAL

Golden Growers Cooperative is a value-added agricultural cooperative association owned by 1,576 members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing into a value-added product.  Originally formed in 1994 as a North Dakota agricultural cooperative, Golden Growers Cooperative has provided its members with value and the opportunity to deliver corn for processing for almost two decades.  Effective September 1, 2009, in order to further enhance the value it provides to its grower-owners, the Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B.

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

For the 2012 fiscal year, 28.2% of members elected to deliver corn by Method A and 71.8% elected Method B.  This resulted in 28.2% of our income and/or losses and 28.2% of any cash distributions being allocated to the Method A pool in fiscal year 2012, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

For the 2013 fiscal year, 27.6% of members elected to deliver corn by Method A and 72.4% elected Method B.  This resulted in 27.6% of our income and/or losses and 27.6% of any cash distributions being allocated to the Method A pool in fiscal year 2013, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

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

Employees

As of December 31, 2013, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer and one part-time employee, who serves as an administrative assistant neither of whom is covered by a collective bargaining agreement.  Management considers its employee relations to be good.

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

ProGold will need to pay for maintenance to the facility.

The facility has been operated by Cargill since 1997.  While the facility has been maintained by Cargill pursuant to the terms of the lease, ProGold is responsible for the cost of any extraordinary capital expenditures.  In the event ProGold has to pay for any such capital expenditure, the amount of income available for distribution to its members would be reduced, which would in turn reduce amounts paid to our members.  In fiscal year 2013, ProGold informed the Cooperative that it anticipates an estimated $2,300,000 capital expenditure related to facility repairs. No additional repairs have been announced to the cooperative, but based on the age of the facility it can be expected that such expenditures may be forthcoming.  The Board of Governors of ProGold would make the decision to incur such capital expenditure.

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

Holders

As of the date hereof, there are 1,576 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains.  Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members.  For the fiscal year ended December 31, 2011, the Cooperative made aggregate cash distributions to its members of $9,945,361.25.  For the fiscal year

ended December 31, 2012, the Cooperative made aggregate cash distributions to its members of $9,450,000.   For the fiscal year ended December 31, 2013, the Cooperative made aggregate cash distributions to its members of $9,304,000.

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

The Cooperative will be required to file a tax return in North Dakota and under North Dakota law the Cooperative will be required to withhold and remit at the maximum rate from any allocations that are made to nonresidents of North Dakota.  Nonresident withholding is required irrespective of any cash distributions that may be made.  Therefore, any cash distributions that are made will be reduced by any tax withholding payments that have been made on member’s behalf

Item 6.  SELECTED FINANCIAL DATA

The following table presents our selected historical financial data.  We derived the selected income statement data from our audited financial statements as a North Dakota cooperative for the year ended August 31,

2009, and from the Minnesota 308B cooperative association financial statements for the four-month period ended December 31, 2009, the fiscal years ended December 31, 2010, 2011, 2012 and 2013, which have been audited by Widmer Roel P.C., independent auditors.  The historical results are not necessarily indicative of the results that may be expected in the future.  You should read this data together with our financial statements and related notes included elsewhere in this report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INCOME STATEMENT DATA:

(in thousands, except share and per unit data)

	YEAR ENDED AUGUST 31,	4 MONTHS ENDED DECEMBER 31	YEARS ENDED DECEMBER 31
	2009 (Restated)	2009 (Restated)	2010	2011	2012	2013

Corn Revenue	$75,806	$18,293	$58,015	$79,376	$92,838	$82,925
Corn Expense	(75,898)	(18,300)	(58,114)	(79,478)	(92,935)	(83,016)
Net Income from ProGold Limited Liability Company	6,103	2,200	5,900	6,157	6,596	5,746
General & Administrative Expenses	(1,081)	(187)	(819)	(733)	(861)	(869)
Net Income from Operations	4,930	2,006	4,982	5,322	5,638	4,786
Interest Income	67	17	27	16	11	11
Net Income Before Income Tax	4,997	2,023	5,009	5,338	5,649	4,797
Income Tax Provision	44	—	—	—	—	—
Net Income	$4,953	$2,023	$5,009	$5,338	$5,649	$4,797

Weighted Average Shares/Units Outstanding	15,458,987	15,458,987	15,474,734	15,490,480	15,490,480	15,490,480

Primary and Fully Diluted Earnings Per Unit	$0.32	$0.13	$0.32	$0.34	$0.36	$0.31

BALANCE SHEET DATA:

Current Assets:
Cash and Cash Equivalents	$79	$3,293	$2,295	$2,203	$2,698	$3,154
Short-Term Investments	5,436	314	215	217	218	218
Other Current Assets	369	22	1	1	1	10
Total Current Assets	5,884	3,629	2,511	2,421	2,917	3,382

Investment in ProGold Limited Liability Company	54,950	53,646	49,072	44,327	40,070	35,032

Other Non-Current Assets	14	12	7	3	8	6
Total Assets	$60,848	$57,287	$51,590	$46,751	$42,995	$38,420

Current Liabilities	$500	$108	$259	$27	$72	$4

Non-Current Liabilities	$144	132	$144	$148	$179	$—

Members’ Equity:
Membership Units		57,179	51,331	46,724	42,923	38,416
Common Stock, Class A Membership Stock	245
Common Stock, Class B Equity Stock	53,334
Additional Paid in Capital	2,687
Accumulated Other Comprehensive Income	(144)	(132)	(144)	(148)	(179)	—
Retained Earnings	4,082	—	—	—	—	—
Total Members’ Equity	60,204	57,047	51,187	46,576	42,744	38,416

Total Liabilities and Members’ Equity	$60,848	$57,287	$51,590	$46,7511	$42,995	$38,420

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

Overview

Golden Growers Cooperative is a value added agricultural cooperative association owned by 1,576 members who deliver their corn to the Cooperative for processing into a value-added product.  Effective September 1, 2009, Golden Growers Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2013 and December 31, 2012

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

For the fiscal year ended December 31, 2013, the Cooperative sold approximately 15.5 million bushels of corn compared to 15.5 million bushels of corn sold during the fiscal year ended December 31, 2012.  For the fiscal periods ended December 31, 2013 and 2012, the Cooperative recognized corn revenue of $82,925,000 and $92,838,000 respectively, a decrease of 11% due primarily to the decrease of the price of corn sold.  The Cooperative recognized corn expense of $83,016,000 and $92,935,000 in 2013 and 2012 respectively, a decrease of 11% due primarily to decrease in the price of corn purchased.   For the fiscal year ended December 31, 2013, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,273,298 bushels of corn using Method A and 11,217,182 bushels of corn using Method B resulting in incentive fee expense of $214,000 and agency fee income of $224,000 for this period while for the fiscal year ended December 31, 2012, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,368,827 bushels of corn using Method A and 11,123,682 bushels of corn using Method B resulting in incentive fee expense of $218,000 and agency fee income of $222,000 for this period.  For the fiscal periods ended December 31, 2013 and 2012, the Cooperative recognized expense of $92,000 and $92,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the fiscal year ended December 31, 2013, of $5,746,000, a decrease of $850,000 or 13% as compared to $6,596,000 for the period ended December 31, 2012 primarily due to a reduction in rent revenue recognized by ProGold.

General and Administrative Expenses.  The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  The general and administrative expenses for the fiscal year ended December 31, 2013, was $869,000 an increase of $8,000 or 1% as compared to the fiscal year ended December 31, 2012.

Interest Income.  Interest income for the fiscal year ended December 31 2013, was $11,000 compared to $11,000 for the fiscal year ended December 31, 2012.

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

Liquidity and Capital Resources

The Cooperative’s working capital at December 31, 2013, was $3,378,000.  The Cooperative’s working capital at December 31, 2012, was $2,845,000.  The Cooperative’s working capital at December 31, 2011, was $2,394,000.

On July 16, 2013, the Cooperative terminated its $1,000,000 line of credit with a variable interest rate based on the prime rate.  The line of credit had been secured by all of the business assets of the Cooperative.

The Cooperative had no long-term debt as of December 31, 2013, December 31, 2012 or December 31, 2011.

The Cooperative used operating cash flows of $1,024,000 for the fiscal year ended December 31, 2013, $900,000 for the fiscal year ended December 31, 2012 and $1,047,000 for the fiscal year ended December 31, 2011.

The Cooperative received cash distributions from ProGold totaling $10,784,000 for the fiscal year ended December 31, 2013, $10,852,000 for the fiscal year ended December 31, 2012 and $10,902,000 for the fiscal year ended December 31, 2011.

The Cooperative paid cash distributions to its members totaling $9,304,000 for the fiscal year ended December 31, 2013, $9,450,000 for the fiscal year ended December 31, 2012 and $9,945,000 for the fiscal year ended December 31, 2011.

The following table provides information regarding the Cooperative’s contractual obligations as of December 31, 2013:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Purchase Obligations(1)	$368,000	$92,000	$184,000	$92,000	$0
Operating Lease Obligations(2)	$15,100	$10,500	$4,600	$0	$0

Total Contractual Obligations	$383,100	$102,500	$188,600	$92,000	$0

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

The Cooperative does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2014.  The quarterly Method B bushel delivery and agency fee revenue was calculated by allocating the portion of the total annual agency fee for a particular quarter or cumulating it for the particular period.  The annual Method B bushel delivery and agency fee revenue is confirmed at the conclusion of the fiscal year.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2013, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013 based on these criteria.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Cooperative’s financial statements for the fiscal years ended December 31, 2011, 2012 and 2013 have been audited to the extent indicated in their report by Widmer Roel PC an independent registered public accounting firm.  The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2013.  Based on that review and evaluation,  the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2013, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013 based on these criteria.

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

The name, age, position, district and term details of each of the Directors and the Named Executive Officer are as of March 28, 2014 are as follows:

Name and Address	Age	District	Director Since	Term Expires

Jason Medhaug (Chairman)	50	Southeast	2003	2015
Paul Borgen (1st Vice Chairman)	66	East Central	2006	2015
Shaun Beauclair (Director)	48	Northeast	2008	2017
David Benedict (Director)	46	East Central	2010	2015
Bernie DeCock (Director)	58	Southeast	2008	2017
Mark Harless (2nd Vice-Chairman)	57	East Central	2011	2017
Gary L. Jirak (Director)	55	Northeast	2008	2015
Chris A. Johnson (Director)	56	Southwest	2008	2017
Glenn Johnson (Director)	54	Northwest	2008	2017
Byron Koehl (Director)	48	Southeast	2010	2016
Leslie Nesvig (Treasurer)	74	Northwest	2008	2015
Nicolas Pyle (Secretary)	34	Northwest	2010	2016
Bruce Speich (Director)	60	Southwest	2008	2015
Matthew Hasbargen	43	Northeast	2013	2016
Brett Johnson	47	Southwest	2013	2016
Executive Officer
Scott Stofferahn	56		—	—

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

Shaun Beauclair.  Mr. Beauclair has been a director since 2008.  Mr. Beauclair farms in the Stephen, Minnesota, area, and has been a Farm Operation instructor at Northland Community College in East Grand Forks, Minnesota He has served on the Stephen, Minnesota School Board and his church board.  Mr. Beauclair was a director of the Gold Energy ethanol project start-up board.

David Benedict.  Mr. Benedict has been a director since 2010.  Mr. Benedict has farmed in the Sabin, Minnesota, area since 1987.  Mr. Benedict attended Moorhead State University.

Bernard J. DeCock.  Mr. DeCock has been a director since 2008.  Mr. DeCock has farmed near Ghent, Minnesota, since 1978.  Mr. DeCock has served on the boards of MGT Co-op Oil Company of Minnesota.; Vice President of Farmers Cooperative Association of Canby, President of Viking Investment Club and Co-Chair St. Edward’s Church Endowment Board.  Mr. DeCock is currently serving as a school board member of Independent School District 414, Minnesota.;

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

Byron Koehl.  Mr. Koehl has been a director since 2010.  Mr. Koehl is a partner in his family’s farming operation near Hancock, Minnesota, since 1984.  Mr. Koehl serves as President of Outback Five, Inc., of Hancock, Minnesota.  Mr. Koehl serves as the President of the Stevens County Pork Producers.

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

Nicolas A. Pyle.  Mr. Pyle has been a director since 2010.  Mr. Pyle holds a BSB degree in finance from the University of Minnesota Carlson School of Management.  He has been farming since 2002 near Casselton, North Dakota.  Mr. Pyle serves as a director of McIntyre-Pyle, Inc.  Mr. Pyle is president and a director of Unity Seed Company, a member of Global Soy Genetics LLC and Director of McIntyre Farms Partnership.  He is treasurer of Westminster Presbyterian Church and Planning.

Bruce K. Speich.  Mr. Speich has been a director since 2008.  Mr. Speich has farming/ranching operations located in Milnor, North Dakota, and has been farming since 1975.  Mr. Speich currently serves as director for North Dakota Beef Cattle Improvement Association and director for Wild Rice Soil Conservation.

Matthew Hasbargen. Mr. Hasbargen has been a director since 2013. He farms near Breckenridge, Minnesota. In winter months, he works for AgCountry Farm Credit Services as a Senior Insurance Specialist. Prior to returning home to farm in 1999, Mr. Hasbargen worked for Minnesota Life in St. Paul, Minnesota where he managed life insurance accounts for Farm Credit districts throughout the United States. Mr. Hasbargen holds a Economics degree from Concordia college.

Brett Johnson. Mr. Johnson has been a director since 2013. He farms in partnership with his brother near Mooreton, ND where they raise corn, soybeans, and sunflowers. He holds a Bachelor of Science degree in Agricultural Economics from NDSU. Mr Johnson Serves on the Wyndmere School Board.

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

As of December 31, 2013, the Board of Directors of the Cooperative has determined that there is no audit committee financial expert serving on the Audit Committee.  The Cooperative is a cooperative association formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative association law, and the Cooperative’s Amended and Restated Bylaws, the Board of Directors must be composed of members of the Cooperative.   Based on the state law requirements for both membership and board service, the Cooperative is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Cooperative has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 for filing with the Commission.

On December 31, 2013, the members of the Audit Committee were Paul Borgen, Shaun Beauclair, Leslie Nesvig, Glenn Johnson, Nicolas Pyle and Jason Medhaug.

Code of Ethics

The Cooperative has adopted a code of ethics that applies to its principal executive officer and principal financial officer as well as all employees and Directors of the Cooperative.  The Cooperative’s code of ethics is posted on its website.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Directors has a Personnel and Compensation Committee comprised of Messrs. Mark Harless, David Benedict, Bernard DeCock, Bruce Speich and Jason Medhaug.  The Committee and Board of Directors have reviewed and discussed the compensation discussion and analysis set forth in this report and, based on this review and discussion, the Board of Directors has approved the inclusion of the compensation discussion analysis in this report.

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

Perquisites and Other Benefits

The Cooperative provided a pension plan, 401(k) plan, term life and disability insurance, medical insurance and a vehicle allowance to our Named Executive Officer in accordance with Mr. Dillon’s employment agreement.  Mr. Dillon retired on September 30, 2012.  The Cooperative entered into a Services Agreement with Mr. Dillon which concluded on March 31, 2013.  On October 15, 2012, Scott Stofferahn became our Named Executive Officer.

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

401(k) Plan

The Cooperative makes available a 401(k) plan for its Named Executive Officer and Administrative Assistant.  The Cooperative pays four percent (4%) of employee’s annual salary into the plan, and the employee may make additional contributions up to the lawful limits.

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

Compensation Policies and Practices and Risk Management

Mr. Stofferahn’s compensation is set by the Board.  In the event it modified, such a modification is based on a performance evaluation conducted by our Personnel and Compensation Committee that consists solely of members of the Board.  As discussed throughout this report, the revenue and expenses of the Cooperative directly relate to the price of corn as well as the rental income received by ProGold for the facility.  Mr. Stofferahn has no control over these two factors.  Based on this reality, no risks arise from the Cooperative’s compensation policies and practices that are reasonably likely to have a material adverse effect on its business operations.

Summary Executive Compensation Table

The following table sets forth, for the last three calendar years, the dollar value of all compensation awarded to, earned by or paid to Mr. Dillon and to Mr. Stofferahn.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Mark Dillon, Executive Vice President (retired)*	2012	$155,956				0		$20,180	$204,707
	2011	$186,085				$0.00	$39,935	$18,622
Scott Stofferahn, Executive Vice President	2013	$147,501				0	0	17,921	165,422
	2012	28,125						0	28,125

*Mr. Dillon retired effective September 30, 2012.  Mr. Stofferahn commenced his employment on October 15, 2012.  Mr. Dillon received contract payments totaling $111,750 for 2012 and 2013.

Pension Benefits

The table below reflects information for the Mr. Dillon pertaining to the Cooperative’s Pension Plan.  Mr. Stofferahn does and will not participate in the Cooperative’s Pension Plan.

Name (a)	Plan Name (b)	Number of Years Credit Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Mark Dillon, Executive Vice President (retired)	The Restated Noncontributory Retirement Plan for Cooperatives	15	$696,327	$49,044

Non-Qualified Deferred Compensation

The table below reflects information for Mr. Dillon pertaining to non-qualified deferred compensation.  The current Named Executive Officer has not received any non-qualified deferred compensation.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)		Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)		Aggregate Balance at Last FYE ($) (f)
Mark Dillon, Executive Vice President	$—		$—	$—		$—	$—
2012	$—	$		$—	$		$—
2011				$—
	$0		$0	$0		$0	$0

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

The following table sets forth for the year ending December 31, 2013 the dollar value of all cash and non-cash compensation paid to individuals serving as Directors of the Cooperative during fiscal year 2013.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total
Shaun Beauclair	2013	$5,400						$5,400
David Benedict	2013	$5,400						$5,400
Paul Borgen	2013	$4,200						$4,200
Bernard DeCock	2013	$3,600						$3,600
Mark Harless	2013	$6,000						$6,000
Matt Hasbargen	2013	$2,550						$2,550
Thomas Jennen	2013	$1,050						$1,050
Gary Jirak	2013	$4,200						$4,200
Brett Johnson	2013	$2,250						$2,250
Chris A. Johnson	2013	$3,300						$3,300
Glenn Johnson	2013	$3,600						$3,600
Byron Koehl	2013	$3,300						$3,300
Randy Mauch	2013	$1,050						$1,050
Jason Medhaug	2013	$8,400						$8,400
Leslie Nesvig	2013	$4,200						$4,200
Nicolas Pyle	2013	$6,400						$6,400
Bruce Speich	2013	$3,300						$3,300

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2014, the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Scott Stofferahn, our Executive Vice President (our Named Executive Officer) and (4) all of our Directors and the Named Executive Officer as a group.  The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.  The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,576 members.

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

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Number of Units (1)		Number of Membership Votes(2)	Percentage of Class
Jason Medhaug	11,000	(3)	1	0.07%
Paul Borgen	36,000	(4)	2	0.23%
Nicolas A Pyle	55,000	(5)	3	0.36%
Shaun Beauclair	178,000	(6)	3	1.15%
Matt Hasbargen	8,000	(7)	1	0.05%
Bernie DeCock	75,000		1	0.48%
Mark Harless	28,000	(8)	1	0.18%
Gary L. Jirak	40,000	(9)	2	0.26%
Chris A. Johnson	8,000	(10)	1	0.05%
Glenn Johnson	54,903		1	0.35%
Leslie Nesvig	4,000		1	0.03%
Bruce Speich	4,000		1	0.03%
Brett Johnson	9,000		1	0.06%
David Benedict	15,000		1	0.10%
Byron Koehl	4,300	(11)	2	0.03%
Scott Stofferahn	25,000	(12)	2	0.16%

All directors and executive officers as a group (16 people)	555,203			3.58%

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

(7) Included 8000 Units owned by Matthew Hasbargen Farm LLC of which Mr. Hasbargen is President.

(8) Includes 28,000 Units owned jointly with his spouse.

(9) Includes 30,000 Units owned by Jirak Brothers Farming of which Mr. Jirak is a partner and 10,000 Units owned by Triple J. Ranch of which Mr. Jirak is a partner.

(10) Includes 4,000 Units owned by C and S Farms of which Mr. Johnson is the President.

(11) Includes 300 Units as Mr Koehl’s share of C R Koehl & Sons, Inc.

(12) Includes indirect interest in 12,000 Units owned by his spouse and 12,500 Units owned by the Warren E and E Louise

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2013 and 2012 and fees, if any, for other services rendered by Widmer Roel during those periods.

	2013	2012
Audit Fees	$29,755	$31,916
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$29,755	$31,916

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2013.

Audit-Related Fees.  No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2013.

Tax Fees.  No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2013.

All Other Fees.  No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2013.

The Cooperative’s Audit Committee would pre-approve all professional services provided by Widmer Roel to the Cooperative.  The Audit Committee approved all of the services and the fees billed for such services to the Cooperative.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2013 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART III

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 Documents filed as part of this report

1.                                      Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2013 and 2012

Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011.

Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Statements of Changes in Members’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

GOLDEN GROWERS COOPERATIVE

By:	/s/ Scott Stofferahn
Scott Stofferahn
Dated: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

Widmer Roel PC	Harris W. Widmer
Certified Public Accountants	Charles E. Nord
& Business Advisors	Stanley N. Sandvik
Terrence P. Delacey
PRIDE IN SERVICE — PRIDE IN PEOPLE	Robert. D. Dale
Michael T Schmitz
Tracee S. Buethner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Golden Growers Cooperative

Fargo, North Dakota

We have audited the accompanying balance sheets of Golden Growers Cooperative as of December 31, 2013 and 2012 and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Growers Cooperative, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Widmer Roel PC
Fargo, North Dakota
February 28, 2014

Member of
CPAMERICA
INTERNATIONAL	4334 181h Avenue S., Suite 10 I • Fargo, NI) 58103 -414
Phone: (701) 237-6022 • (888) 237-6022 • Fax: (701) 280-1495 • wwwwidmeroelepa.com

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(In Thousands)

	DECEMBER 31,
	2012	2013
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$2,698	$3,154
Short-Term Investments	218	218
Prepaid Expenses	1	10

Total Current Assets	2,917	3,382

PROPERTY AND EQUIPMENT, net	8	6

Investment in ProGold Limited Liability Company	40,070	35,032

Total Assets	$42,995	$38,420

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$67	$—
Accrued Liabilities	5	4

Total Current Liabilities	72	4

NON-CURRENT LIABILITY	179	—

MEMBERS’ EQUITY
Members’ Equity
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2013 and 2012	42,923	38,416
Accumulated Other Comprehensive Income (Loss)	(179)	—

Total Members’ Equity	42,744	38,416

Total Liabilities and Members’ Equity	42,995	38,420

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 20111

(In Thousands)

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2011	2012	2013

Corn Revenue	$79,376	$92,838	$82,925
Corn Expense	(79,478)	(92,935)	(83,016)
Net Income from ProGold Limited Liability Company	6,157	6,596	5,746
General & Administrative Expenses	(733)	(861)	(869)
Net Income from Operations	5,322	5,638	4,786

Interest Income	16	11	11

Net Income	$5,338	$5,649	$4,797

Weighted Average Units Outstanding	15,490,480	15,490,480	15,490,480

Earnings per Membership Unit
Primary and Fully Diluted	$0.34	$0.36	$0.31

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(In Thousands)

	December 31, 2011	December 31, 2012	December 31, 2013

Net Income Attributed to the Cooperative	$5,338	$5,649	$4,797

Other Comprehensive Income
Defined benefit pension plans
Pension liability adjustment	(4)	(31)	179

Comprehensive Income	$5,334	$5,618	$4,976

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011,

(In Thousands)

	Class A Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Members’ Equity	Total Members’ Equity

BALANCE, DECEMBER 31, 2010	—	—	—	—	(144)	51,331	51,187
Net income	—	—	—	—	—	5,338	5,338
Member distributions	—	—	—	—	—	(9,945)	(9,945)
Pension liability adjustment	—	—	—	—	(4)	—	(4)

BALANCE, DECEMBER 31, 2011	—	—	—	—	(148)	46,724	46,576
Net income	—	—	—	—	—	5,649	5,649
Member distributions	—	—	—	—	—	(9,450)	(9,450)
Pension liability adjustment	—	—	—	—	(31)	—	(31)

BALANCE, DECEMBER 31, 2012	—	—	—	—	$(179)	$42,923	$42,744
Net income	—	—	—	—	—	4,797	4,797
Member distributions	—	—	—	—	—	(9,304)	(9,304)
Pension liability adjustment	—	—	—	—	179	—	179

BALANCE, DECEMBER 31, 2013	—	—	—	—	—	$38,416	$38,416

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011,

(In Thousands)

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31
	2011	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,338	$5,649	$4,797
Net (Income) from ProGold Limited Liability Company	(6,157)	(6,596)	(5,746)
Depreciation	4	2	2
Changes in Assets and Liabilities Prepaids	—	—	(9)
Accounts payable	(30)	43	(67)
Accrued liabilities	(202)	2	(1)

Net cash used in operating activities	(1,047)	(900)	(1,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments available for sale	(2)	(1)	—
Purchase of equipment	—	(6)
Distribution received from ProGold LLC	10,902	10,852	10,784

Net cash provided by investing activities	10,900	10,845	10,784

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions paid	(9,945)	(9,450)	(9,304)

Net cash used by financing activities	(9,945)	(9,450)	(9,304)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(92)	495	456

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,295	2,203	2,698

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,203	$2,698	$3,154

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

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

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  At December 31, 2013, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $2.8million.

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

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold Limited Liability Company:

	December 31,
(In Thousands)	2013	2012	2011

Current Assets	$151	$111	$126
Long-Term Assets	72,947	83,669	92,743
Total Assets	$73,098	$83,780	$92,869

Current Liabilities	$405	$405	$406
Long-Term Liabilities	1,200	1,600	2,000
Total Liabilities	$1,605	$2,005	$2,406

Members’ Equity	71,493	81,775	90,463

Total Liabilities and Members’ Equity	$73,098	$83,780	$92,869

Rent Revenue on Operating Lease	23,674	$25,223	$24,063
Expenses	11,948	11,762	11,498

Net Income	$11,726	$13,461	$12,565

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.

The Cooperative’s investments held to maturity are as follows as of December 31, 2013 and 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Money Market & CD’s	$218	—	—	$218

December 31, 2012:
Money Market & CD’s	$218	—	—	$218

NOTE 5 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

The Cooperative had no unrecognized tax benefits on December 31, 2013 and 2012.  No interest or penalties are recognized in the statements of operations or in the balance sheets.  The Cooperative is no longer subject to U.S. Federal and State income tax examinations by tax authorities for fiscal years 2009 and earlier.

The Cooperative recognized no income tax expense for the years ended December 31, 2013, 2012 and 2011.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.  During the year ended December 31, 2013, 2012 and 2011, the pension expenses were $141,000, $75,500, and $42,000respectively.

As of December 31, 2013, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

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

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2013	2012

Discount Rate	6.00%	6.00%
Expected Return on Plan Assets	8.00%	8.00%
Rate of Compensation Increase	4.73%	4.73%

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands):

Expected Benefit Payments

2014	$54
2015	54
2016	54
2017	54
2018	54
2019-2023	269

Total	$539

The Cooperative expects to make contributions of approximately $48,000 to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2013, 2012 and 2011 (in thousands):

	December 31,	December 31,	December 31,
	2013	2012	2011

Service Cost	$—	$—	$36
Interest Cost	40	42	36
Expected Return on Plan Assets	(59)	(47)	(31)
Amortization of Net (Gain) Loss	—	76	10

Net Periodic Pension Cost	$(19)	$71	$51

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2013 and 2012 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2013 and 2012 and (in thousands):

	December 31, 2013	December 31, 2012

Change in Benefit Obligation
Obligation at the Beginning of the Period	$703	$515
Service Cost	—	36
Interest Cost	42	37
Actuarial (Gain) Loss	(24)	115
Benefits Paid	(25)	—

Obligation at the End of the Period	$696	$703

Change in Plan Assets
Fair Value at the Beginning of the Period	$524	$367
Actual Returns on Plan Assets	73	81
Employer Contributions	141	76
Benefits Paid	(25)	—

Fair Value at the End of the Period	$713	$524

Funded Status
Funded Status as of Period Ended	$17	$(179)

Net Amount Recognized	$—	$(179)

	December 31, 2013	December 31, 2012

Amounts Recognized in the Balance Sheets
Noncurrent Assets	$—	$—
Current Liabilities	—	—
Noncurrent Liabilities	—	(179)

Net Amount Recognized	$—	$(179)

Accumulated Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Accumulated Gain (Loss) Beginning of the Period	$(179)	$(148)
Recognized in Periodic Cost	71	51
Amount Arising During the Period	108	(82)

Accumulated Gain (Loss) End of the Period	$—	$(179)

The accumulated pension benefit obligation was $0 and $179,000 as of December 31, 2013 and 2012, respectively.

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $5,158, $8,000 and $7,442 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

On July 10, 2012, the Cooperative entered into a Services Agreement with Mark C. Dillon (the “Agreement”), the Cooperative’s former Executive Vice President and Chief Executive Officer. The Agreement was entered into in anticipation of Mr. Dillon’s retirement effective September 30, 2012. Pursuant to the Agreement, Mr. Dillon agreed to provide enumerated transitional consulting services to the Cooperative until March 31, 2013. In exchange for such services, Mr. Dillon was paid $37,250 per month. During the years ended December 31, 2013 and 2012, the Cooperative incurred $111,750 and $111,750 expense in connection with the Services Agreement. At December 31, 2012, the Cooperative had an account payable to Mr. Dillon totaling $37,250 in connection with the agreement.

The ProGold LLC informed the Cooperative that it anticipates an estimated $2,300,000 capital expenditure related to facility repairs that may reduce income allocations and distributions to its members proportionately.  In anticipation of such an expenditure and a corresponding reduction in distributions from ProGold LLC, the Cooperative has increased the amount of cash it has available.

NOTE 8 - SUBSEQUENT EVENTS

In February of 2014, the Cooperative declared a distribution of $3,098,056, or $.20 per outstanding membership unit.

Management has reviewed subsequent events through February 28, 2014 the date to which the financial statements were available to be issued.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2013

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

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2012 and August 31, 2013 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Quarterly Report on Form 10-Q (File No. 131216599) filed on November 14, 2013.

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

101

The following materials from Golden Growers Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2012 and December 31, 2013; (ii) Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011; (iv)  Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (v)  Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Financial Statements.* *

*A management contract or compensatory plan required to be filed with this report.

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