Form 10-Q
period 2014-03-31
Golden Growers Cooperative
filed 2014-05-15
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$2,595	$3,154
Short-Term Investments	218	218
Prepaid Expenses	1	10
Total Current Assets	2,814	3,382

Property and Equipment, Net	6	6

Investment in ProGold Limited Liability Company	33,755	35,032

Total Assets	$36,575	$38,420

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts Payable	$23	$—
Accrued Liabilities	109	4
Total Current Liabilities	132	4

Non-Current Liability	—	—

Members’ Equity
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2014 and December 31, 2013	36,443	38,416
Accumulated Other comprehensive Income (Loss)	—	—

Total Members’ Equity	36,443	38,416

Total Liabilities and Members’ Equity	$36,575	$38,420

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
OPERATIONS
Corn Revenue	$20,854	$26,173
Corn Expense	(20,876)	(26,193)
Net Income from ProGold Limited Liability Company	1,355	1,282
General & Administrative Expenses	(210)	(313)

Net Income from Operations	1,123	949

Interest Income	3	2

Net Income Before Income Tax	1,126	951

Income Tax Provision	—	—

Net Income	$1,126	$951

Weighted Average Units Outstanding	15,490,480	15,490,480

Earnings per Membership Unit Primary and Fully Diluted	$0.07	$0.06

COMPREHENSIVE INCOME
Net Income	$1,126	$951
Pension Liability Adjustment	—	81

Comprehensive Income	$1,126	$1,032

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities
Net Income	$1,126	$951
Net (Income) from ProGold Limited Liability Company	(1,355)	(1,282)
Depreciation	—	—
Changes in Assets and Liabilities
Prepaid Expenses	9	—
Accounts Payable	23	112
Accrued Liabilities	105	—
Net Cash Used in Operating Activities	(92)	(219)

Cash Flows from Investing Activities
Distribution received from ProGold LLC	2,632	2,923
Net Cash Provided by Investing Activities	2,632	2,923

Cash Flows from Financing Activities
Member distributions paid	(3,099)	(3,100)
Net Cash Used by Financing Activities	(3,099)	(3,100)

Increase (Decrease) in Cash and Cash Equivalents	(559)	(396)

Cash and Cash Equivalents, Beginning of Period	3,154	2,698

Cash and Cash Equivalents, End of Period	$2,595	$2,302

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (the “Cooperative”) for the three-month periods ended March 31, 2014 and 2013 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three-month period ended March 31, 2014, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2014.

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

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (“ProGold LLC”).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	March 31,		December 31,
(In Thousands)	2014	2013	2013

Current Assets	$683	$144	$151
Long-Term Assets	69,740	80, 182	72,947
Total Assets	$70,423	$80,326	$73,098

Current Liabilities	$435	$401	$405
Long-Term Liabilities	1,100	1,500	1,200
Total Liabilities	1,535	1,901	1,605

Members’ Equity	68,888	78,425	71,493

Total Liabilities and Members’ Equity	$70,423	$80,326	$73,098

Rent Revenue on Operating Lease	$5,698	$5,653	$23,674
Expenses	2,932	3,037	11,948
Net Income	$2,766	$2,616	$11,726

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs. The Cooperative’s investments held to maturity are as follows as of March 31, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014:
Money Market & CD’s	$218	$—	$—	$218

December 31, 2013
Money Market & CD’s	$218	$—	$—	$218

NOTE 5 — EMPLOYEE BENEFIT PLANS

The Cooperative sponsors a defined benefit pension plan for former employees of the Cooperative who met eligibility requirements of age and length of service.  The plan was frozen effective January 1, 2013 and no current employees of the Cooperative will participate in the plan in the future.  While the plan is frozen, the Cooperative will continue to fund the plan until it is fully funded.  Components of Net Periodic Benefit Cost for the three-months ended March 31, 2014 and March 31, 2013:

	March 31,	March 31,
	2014	2013
Service Cost	$	$—
Interest Cost	10	11
Expected return on plan assets	(15)	(12)
Amortization of net (gain) loss		19
Net periodic pension cost	$(5)	$18

Through the three-months ended March 31, 2014, the Cooperative has made $48,000 contributions as compared to $69,000 through the three-months ended March 31, 2013.  The plan is frozen and the Cooperative anticipates making no further contributions in 2014.  Contributions in 2013 totaled $141,000.

NOTE 6 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 7 — CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-K.

NOTE 8 — DISTRIBUTIONS TO MEMBERS

On February 12, 2014, the Cooperative made distributions to its members totaling $3,098,056 or $.20 per outstanding membership unit.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

On July 10, 2012, the Cooperative entered into a Services Agreement with Mark C. Dillon (the “Agreement”), the Cooperative’s former Executive Vice President and Chief Executive Officer. The Agreement was entered into in anticipation of Mr. Dillon’s retirement effective September 30, 2012. Pursuant to the Agreement, Mr. Dillon agreed to provide enumerated transitional consulting services to the Cooperative until March 31, 2013. In exchange for such services, Mr. Dillon was paid $37,250 per month. During the year ended December 31, 2013, the Cooperative incurred $111,750 expense in connection with the Services Agreement.  The Cooperative has no obligations to make payments to Mr. Dillon under the Services Agreement during fiscal year 2014 or beyond.

ProGold LLC informed the Cooperative that it anticipates an estimated $2,300,000 capital expenditure related to facility repairs that may reduce income allocations and distributions to its members proportionately.  In anticipation of such expenditure and a corresponding reduction in distributions from ProGold LLC, the Cooperative has increased the amount of cash it has available.

NOTE 10 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the March 31, 2014 financial statements.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated.  See the discussion of “Risk Factors” in the Cooperative’s Annual Report for the 2013 fiscal year on Form 10-K.

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,577 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold leases its corn wet milling facility to Cargill Incorporated who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving us the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.

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

For the 2014 fiscal year, 28% of members elected to deliver corn by Method A and 72% elected to deliver corn by Method B.  This election will result in 28% of the Cooperative’s income and/or losses and 72% of any cash distributions being allocated to the Method A pool in fiscal year 2014, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in the Cooperative’s governing documents.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

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

For the three-months ended March 31, 2014, the Cooperative sold approximately 4.3 million bushels of corn compared to 4.4 million bushels of corn sold during the three-months ended March 31, 2013.  For the three months ended March 31, 2014 and 2013, the Cooperative recognized corn revenue of $20,854,000 and $26,173,000, respectively, a decrease of 20%, due primarily to a decrease in the selling price per bushel of corn sold in 2014 compared to 2013.  The Cooperative recognized corn expense of

$20,876,000 and $26,193,000 in 2014 and 2013 respectively, a decrease of 20% due primarily to a decrease in the cost per bushel of corn purchased in 2014 compared to 2013.  For the three-months ended March 31, 2014 and 2013, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1,370,000 and 1,487,000, bushels of corn respectively using Method A, and 2,857,000 and 2,905,000 bushels of corn respectively, using Method B. For the three-months ended March 31, 2014 and 2013, the Cooperative recognized expense of $23,000 and $23,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three-months ended March 31, 2014, of $1,355,000 compared to $1,282,000 for the three-months ended March 31, 2013.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the three-months ended March 31, 2014, was $210,000 compared to $313,000 for the three-months ended March 31, 2013, a decrease of 33%, primarily due to expenses incurred in connection with the Cooperative’s Services Agreement with its former executive vice president and chief executive officer, Mark Dillon.

Interest Income. Interest income for the three-months ended March 31, 2014, was $3,000 compared to $2,000 for the three months ended March 31, 2013.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2014 was $2,682,000 compared to $2,337,000 at March 31, 2013.

The Cooperative had no long-term debt as of March 31, 2014 or March 31, 2013.

The Cooperative used operating cash flows of $92,000 for the three-month period ended March 31, 2014 compared to $219,000 for the three-month period ended March 31, 2013.

The Cooperative received cash distributions from ProGold totaling $2,632,000 for the three-month period ended March 31, 2014 compared to $2,923,000 for the three-month period ended March 31, 2013.

The Cooperative paid cash distributions to its members totaling $3,099,000 for the three-month period ended March 31, 2014 compared to $3,100,000 for the three-month period ended March 31, 2013.

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

The remainder of the Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Polices, of the Notes to the Financial Statements included in the Cooperative’s Annual Report on Form 10-K for the fiscal year ending December 31, 2013.  The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2013.  There has been no significant change in the Cooperative’s significant accounting policies or critical accounting estimates since the end of fiscal 2013.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2014.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

For a detailed discussion of certain risk factors that could affect the Cooperative’s operations, financial condition or results for future periods, see Item 1A, Risk Factors, in the Cooperative’s Annual Report for the fiscal year ended December 31, 2013 on Form 10-K.

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

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 15, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet for at March 31, 2014 and December 31, 2013, (ii) Statements of Operations and Comprehensive Income for the three-month periods ended March 31, 2014 and 2013, (iii) Statement of Cash Flows for the three-month periods ended March 31, 2014 and 2013, and (iv) Notes to Financial Statements.**

* A management contract or compensatory plan required to be filed with this report.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: May 15, 2014	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer