Form 10-Q
period 2014-09-30
Golden Growers Cooperative
filed 2014-11-14
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$3,329	$3,154
Short-Term Investments	218	218
Prepaid Expenses	1	10
Total Current Assets	3,548	3,382

Property and Equipment, Net	5	6

Investment in ProGold Limited Liability Company	32,332	35,032

Total Assets	$35,885	$38,420

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts Payable	$7	$4
Accrued Liabilities	3,098	—
Total Current Liabilities	3,105	4

Non-Current Liability	—	—

Members’ Equity
Members’ Equity	32,780	38,416
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2014 and December 31, 2013

Total Members’ Equity	32,780	38,416

Total Liabilities and Members’ Equity	$35,885	$38,420

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
OPERATIONS
Corn Revenue	$12,956	$20,666	$49,071	$71,515
Corn Expense	(12,980)	(20,697)	(49,137)	(71,588)
Net Income from ProGold Limited Liability Company	1,370	1,563	4,557	4,279
General & Administrative Expenses	(121)	(148)	(530)	(699)

Net Income from Operations	1,225	1,384	3,961	3,507

Interest Income	2	3	8	8

Net Income Before Income Tax	1,227	1,387	3,969	3,515

Income Tax Provision	—	—	—	—

Net Income	$1,227	$1,387	$3,969	$3,515

Weighted Average Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Membership Unit
Primary and Fully Diluted	$.08	$0.09	$0.26	$0.23

COMPREHENSIVE INCOME
Net Income	$1,227	$1,387	$3,969	$3,515
Pension Liability Adjustment	—	56	—	141

Comprehensive Income	$1,227	$1,443	$3,969	$3,656

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities
Net Income	$3,969	$3,515
Net (Income) from ProGold Limited Liability Company	(4,557)	(4,279)
Depreciation	1	1
Changes in Assets and Liabilities
Prepaid Expenses	9	—
Accounts Payable	—	(67)
Accrued Liabilities	3	(1)
Net Cash Used by Operating Activities	(575)	(831)

Cash Flows from Investing Activities
Distribution received from ProGold LLC	7,257	8,157
Net Cash Provided by Investing Activities	7,257	8,157

Cash Flows from Financing Activities
Member distributions paid	(6,507)	(6,206)
Net Cash Used by Financing Activities	(6,507)	(6,206)

Increase in Cash and Cash Equivalents	175	1,120

Cash and Cash Equivalents, Beginning of Period	3,154	2,698

Cash and Cash Equivalents, End of Period	$3,329	$3,818

Non Cash Financing Activity
Accrued Dividend Payable to Members	$3,098	$3,098

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30 2014 AND 2013

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (the “Cooperative”) for the nine-month periods ended September 30, 2014 and 2013 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the nine-month period ended September 30, 2014, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2014.

NOTE 2 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (“ProGold LLC”).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	September 30,		December 31,
(In Thousands)	2014	2013	2013

Current Assets	$1,950	$168	$151
Long-Term Assets	66,898	75,405	72,947
Total Assets	$68,848	$75,573	$73,098

Current Liabilities	$1,965	$414	$405
Long-Term Liabilities	900	1,300	1,200
Total Liabilities	2,865	1,714	1,605

Members’ Equity	65,983	73,859	71,493

Total Liabilities and Members’ Equity	$68,848	$75,573	$73,098

Rent Revenue on Operating Lease	$18,275	$17,726	$23,674
Expenses	8,974	8,995	11,948
Net Income	$9,301	$8,731	$11,726

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of September 30, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014:
Money Market & CD’s	$218	$—	$—	$218

December 31, 2013
Money Market & CD’s	$218	$—	$—	$218

NOTE 4 — EMPLOYEE BENEFIT PLANS

The Cooperative sponsors a defined benefit pension plan for former employees of the Cooperative who met eligibility requirements of age and length of service.  The plan was frozen effective January 1, 2013 and no current employees of the Cooperative will participate in the plan in the future.  While the plan is frozen, the Cooperative will continue to fund the plan until it is fully funded.  Components of Net Periodic Benefit Cost for the nine-months ended September 30, 2014 and September 30, 2013:

	September 30,	September 30,
	2014	2013
Service Cost	$—	$—
Interest Cost	40	32
Expected return on plan assets	(45)	(36)
Amortization of net (gain) loss	—	57
Net periodic pension cost	$(5)	$53

Through the nine-months ended September 30, 2014, the Cooperative has made $48,000 contributions as compared to $117,000 through the nine-months ended September 30, 2013.  Even though the plan is frozen, the Cooperative anticipates contributing $26,000 in additional funds to its pension plan in 2014 for a total of $74,000.  Contributions in 2013 totaled $141,000.

NOTE 5 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 6 — CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-K.

NOTE 7 — DISTRIBUTIONS TO MEMBERS

On February 12, 2014, the Cooperative made distributions to its members totaling $3,098,056 or $.20 per outstanding membership unit.  On June 30, 2014, the cooperative made distributions to its members totaling $3,407,861 or $.22 per outstanding unit.  At its September meeting, the Cooperative’s board authorized a distribution to its members totaling $3,098,096, or $.20 per outstanding membership unit to be paid out in October 2014.  On October 9, 2014, the Cooperative made the distribution to its members.

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

ProGold LLC informed the Cooperative that it anticipates an estimated $2,300,000 capital expenditure related to facility repairs that may reduce income allocations and distributions to its members proportionately.  In anticipation of such expenditure and a corresponding reduction in distributions from ProGold LLC, the Cooperative increased the amount of cash it had available.  In connection with this expenditure, ProGold LLC reduced its September distribution to the Cooperative in order to pay for repairs completed to date.

NOTE 9 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2014 financial statements.

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

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,572 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold leases its corn wet milling facility to Cargill Incorporated who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving us the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.

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

Results of Operations

Comparison of the Nine-Months Ended September 30, 2014 and 2013

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

For the nine-months ended September 30, 2014, the Cooperative sold approximately 11.6 million bushels of corn compared to 12.2 million bushels of corn sold during the nine-months ended September 30, 2013.  For the nine-months ended September 30, 2014 and 2013, the Cooperative recognized corn revenue of $49,071,000 and $71,515,000, respectively, a decrease of 31%, due primarily to a decrease in the selling price per bushel of corn sold in 2014 compared to 2013.  The Cooperative recognized corn expense of $49,137,000 and $71,588,000 in 2014 and 2013 respectively, a decrease of 31% due primarily to a decrease in the cost per bushel of corn purchased in 2014 compared to 2013.  For the nine-months ended September 30, 2014 and 2013, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 3,078,238 and 3,664,636, bushels of corn respectively using Method A, and 8,533,888 and 8,536,863 bushels of corn respectively, using Method B.  For the nine-months ended September 30, 2014 and 2013, the Cooperative recognized expense of $69,000 in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the nine-months ended September 30, 2014, of $4,557,000 compared to $4,279,000 for the nine-months ended September 30, 2013.

General and Administrative Expenses.  The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the nine-months ended September 30, 2014, was $530,000 compared to $699,000 for the nine-months ended September 30, 2013, a decrease of 25%, primarily due to expenses incurred in connection with the Cooperative’s Services Agreement with its former executive vice president and chief executive officer, Mark Dillon.

Interest Income.  Interest income for the nine-months ended September 30, 2014 and September 30, 2013 was $8,000.

Comparison of the Three-Months Ended September 30, 2014 and 2013

Revenues.  For the three-months ended September 30, 2014 and September 30, 2013, the Cooperative sold approximately 3.6 million bushels of corn. For the three-months ended September 30, 2014 and 2013, the Cooperative recognized corn revenue of $12,956,000 and $20,666,000, respectively, a decrease of 37% due primarily to the difference in the selling price per bushel of corn sold in 2014 compared to 2013. The Cooperative recognized corn expense of $12,980,000 and $20,697,000 in 2014 and 2013 respectively, a decrease of 37% due primarily to the difference in the cost per bushel of corn purchased in 2014 compared to 2013. For the three-months ended September 30, 2014 and 2013, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 749,550 and 816,823, respectively, bushels of corn using Method A and 2,815,796 and 2,808,296, respectively, bushels of corn using Method B. For the three-months ended September 30, 2014 and 2013, the Cooperative recognized expense of $23,000, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three-months ended September 30, 2014, of $1,370,000 compared to $1,563,000 for the three-months ended September 30, 2013.

General and Administrative Expenses.  The general and administrative expenses for the three-months ended September 30, 2014, was $121,000 compared to $148,000 for the three-months ended September 30, 2013.

Interest Income.  Interest income for the three-months ended September 30, 2014 was $2,000 compared to $3,000 for the three-months ended September 30, 2013.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2014 was $443,000 compared to $935,000 at September 30, 2013.  This reduction of working capital was the result of the reduced distributions to the Cooperative by ProGold as a result of anticipated capital repairs.

The Cooperative had no long-term debt as of September 30, 2014 or September 30, 2013.

The Cooperative used operating cash flows of $575,000 for the nine-month period ended September 30, 2014 compared to $831,000 for the nine-month period ended September 30, 2013.

The Cooperative received cash distributions from ProGold totaling $7,257,000 for the nine-month period ended September 30, 2014 compared to $8,157,000 for the nine-month period ended September 30, 2013.  The decrease in cash distributions from ProGold for this period compared to the same period for fiscal 2013 is a result of the anticipated capital repairs.

The Cooperative paid cash distributions to its members totaling $6,507,000 for the nine-month period ended September 30, 2014 compared to $6,206,000 for the nine-month period ended September 30, 2013.  The decrease in cash distributions to its members for this period compared to the same period of 2013 is a result of reduced distributions from ProGold.  The Cooperative mitigated the total impact of the decreased distributions from ProGold to the Cooperative on the Cooperative’s distributions to its members by using excess working capital retained in anticipation of this ProGold capital expense.

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

Exhibit No.	Exhibit Description

Filed herewith electronically

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2013 and August 31, 2014

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet for at September 30, 2014 and December 31, 2013, (ii) Statements of Operations and Comprehensive Income for the nine-month periods ended September 30, 2014 and 2013, (iii) Statement of Cash Flows for the nine-month periods ended September 30, 2014 and 2013, and (iv) Notes to Financial Statements.**

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference to such filings.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 14, 2014	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer