Form 10-K
period 2014-12-31
Golden Growers Cooperative
filed 2015-03-31
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 24, 2015, the registrant had 15,490,480 Units issued and outstanding.  There is no established public market for the registrant’s Units.  Although there is a limited, private market for the registrant’s Units, the registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the registrant’s Units held by non-affiliates.

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

Item 1.  BUSINESS

GENERAL

Golden Growers Cooperative is a value-added agricultural cooperative association owned by 1,556 members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing into a value-added product.  Golden Growers Cooperative was originally formed in 1994 as a North Dakota agricultural cooperative.  On September 1, 2009, by way of a series of mergers, the Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B.  A Minnesota cooperative association formed under Minnesota Statutes 308B operates as a cooperative for state law purposes, but is taxed as a partnership under Subchapter K of the Internal Revenue Code for tax purposes.

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

At the same time ProGold began operating the corn wet-milling facility, the price for high fructose corn syrup dropped and it became apparent that operating the facility was not economically viable for ProGold so it sought other options for the facility that would preserve the ability to process its members’ corn while reducing financial risk.  On November 1, 1997, ProGold entered into an operating lease with Cargill Incorporated for the entire ProGold facility.  The term of the current operating lease with Cargill runs through December 31, 2017. While ProGold no longer operates the wet-milling facility, the Cooperative, through its members, continues to have the obligation to deliver corn directly to Cargill at the wet-milling facility for processing.

Throughout the terms of the lease between Cargill and ProGold, the Cooperative’s members, on behalf of the Cooperative, have delivered corn directly to the ProGold facility for processing into high fructose corn syrup and related co-products.  It is the Cooperative’s ownership interest in ProGold that creates this value-added relationship between its members and the facility.  When members deliver corn to the Cooperative for processing at the facility, they are paid a market price for the corn that is delivered.  In addition, members have a right to receive added value for the efforts in the form of patronage based on each member’s proportionate share of the Cooperative’s income from ProGold that is derived primarily from Cargill’s lease of the facility.  For more details regarding the Cooperative’s ownership in ProGold see “Ownership in ProGold.”

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

Any person residing in the United States can own our Units as long as that person delivers or provides for the delivery of corn for processing at the facility.  Ownership of our Units requires our members to deliver corn to the Cooperative for processing in proportion to the number of Units each member holds.  Currently 15,490,480 Units are issued and outstanding.  The Cooperative’s income and losses are allocated to our members based on the volume of corn they deliver.  Subject to certain limitations, as long as a member patronizes the Cooperative by delivering corn equal to the number of Units held by the member, the member will be allocated a corresponding portion of our income (or loss).  In this way, we operate on a cooperative basis.

To hold our Units a member is required to execute a Uniform Member Agreement that obligates the member to deliver corn to us and an Annual Delivery Agreement by which each member annually elects the member’s method to deliver corn — either Method A or Method B, or a combination of both.  Under Method A, a member is required to physically deliver the required bushels of corn to us either at the facility or another location designated by the Cooperative.  Under Method B, a member appoints us as its agent to arrange for the acquisition and delivery of the required bushels of corn on the member’s behalf.  Separate from leasing the facility from ProGold, Cargill is in the grain services business.  In order to most cost effectively provide delivery services to our members, the Cooperative has entered into an agreement with Cargill whereby we appoint Cargill as our agent to arrange for the delivery of the corn by our members who elect to deliver corn using Method A, and we appoint Cargill as our agent to acquire corn on our behalf for our members who elect to deliver corn using Method B.  If a member elects to deliver corn using Method B, the price per bushel the Cooperative pays to the member is equal to the price per bushel paid by Cargill to acquire the corn as our agent.  The Cooperative pays members who deliver corn under Method A the market price or contracted price for their corn at the time of delivery.  Members who deliver corn under Method A receive from the Cooperative an incentive payment of $.05 per bushel on the corn that they deliver while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having us deliver corn on their behalf.  The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of our Board of Directors.  While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf.

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

Our Bylaws establish a Method A delivery pool and a Method B delivery pool.  Generally, our income and/or losses are allocated annually based on the percentage of bushels of corn our members elect to deliver using either Method A or Method B.  Regardless of the actual percentage allocation between our members who deliver bushels of corn using Method A or Method B, our Bylaws require us to annually allocate at least 25% of our income and/or losses to the Method A pool.  The amount of our income and/or losses actually allocated to the Method A pool is a percentage equal to the greater of 25% or the actual percentage of bushels of corn delivered by our members using Method A.

If less than 25% of the bushels of corn are delivered by members using Method A, the members who do use Method A will be allocated 25% of our income and/or losses even though they deliver less than 25% of the bushels of corn obligated to be delivered by us to Cargill.  As a result of this requirement, a Method A member may receive a greater proportionate allocation of our income and/or losses than a Method B member who contracted to have the same amount of corn delivered.

For the 2013 fiscal year, our members elected to and delivered 27.6% of the bushels of corn by Method A and 72.4% of the bushels of corn by Method B.  This resulted in 27.6% of our income and/or losses and 27.6% of any cash distributions being allocated to the Method A pool in fiscal year 2013, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

For the 2014 fiscal year, our members elected to and delivered 27.5% of the bushels of corn by Method A and 72.5% of the bushels of corn by Method B.  This will result in 27.5% of our income and/or losses and 27.5% of any cash distributions being allocated to the Method A pool for fiscal year 2014, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

Ownership in ProGold

The Cooperative owns a 49% interest in ProGold and American Crystal owns a 51% interest in ProGold.  American Crystal’s fiscal year ends on August 31each year so ProGold’s fiscal year aligns with American Crystal’s.

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

Employees

As of December 31, 2014, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer and one part-time employee, neither of whom is covered by a collective bargaining agreement.  Management considers its employee relations to be good.

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

Risks Related to Our Operations

We are required to allocate at least 25% of our income and/or losses to the Method A pool regardless of the percentage of bushels of corn actually delivered under Method A.

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

If a member elects to deliver corn pursuant to Method A and then fails to deliver all of the bushels of corn he or she was obligated to deliver, his or her allocation of our income and/or losses and cash distributions will be proportionately reduced by the number of bushels of corn the member failed to deliver pursuant to the terms of our Bylaws and Annual Delivery Agreement.

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

The corn wet-milling facility has been leased to Cargill since 1997.  The lease term runs through December 31, 2017.  Cargill bears all expenses with respect to operating and maintaining the facility except for extraordinary capital projects that may arise.  Cargill is required to operate the facility and pay fixed lease payments subject to a very limited exception related to the availability of an adequate water supply.  ProGold and Cargill have started the process of negotiating a new lease.  If Cargill does not continue to lease the facility at the termination of the lease, ProGold’s options are to lease the facility to a third party, to run the facility itself or to sell the facility to another party.  There can be no assurances that a third party willing to operate or purchase the facility exists or that the value of the facility at the end of the lease will be such that it will be a profitable sale for ProGold, us or our members.

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

In December 2014, ProGold accrued liabilities of $2,232,000 related to a capital expenditure to replace cooling towers at the facility.  No additional repairs have been announced to the Cooperative, but based on the age of the facility it can be expected that additional expenditures may be forthcoming.  The Board of Governors of ProGold would make the decision to incur such capital expenditure.

Tax Risks Related to Our Operation

We could lose our partnership income tax status if the IRS determines to treat the Cooperative as a publicly traded partnership.

We have elected to be treated as a partnership for federal income tax purposes.  This means that we will pay no federal or state income tax at an entity level, but our members will pay tax on their allocated share of our net income.  However, we could become taxable as a C corporation if we are treated as a publicly traded partnership because of the manner in which our Units are transferred.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We lease executive office space at 112 Roberts Street N, Suite 111, Fargo, ND 58102.  The lease term runs until June 30, 2015.  The Cooperative has not renewed this lease and will be leasing space elsewhere.  The Cooperative’s office space needs are limited and easily met by a market rate lease.

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

Holders

As of the date hereof, there are 1,556 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains.  Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members.  For the fiscal year ended December 31, 2012, the Cooperative made aggregate cash distributions to members of $9,450,000.  For the fiscal year ended December 31, 2013, the Cooperative made aggregate cash distributions to members of $9,304,000.  For the fiscal year ended December 31, 2014, the Cooperative made aggregate cash distributions to members of $9,604,000.

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

The State of Minnesota enacted Chapter 308B — the Minnesota Cooperative Association Act —essentially statutorily combines the elements of a cooperative with the flexibility to be taxed as a partnership under Subchapter K of the Code.  Generally, agricultural cooperatives function much like a corporation except:  (1) membership is generally limited to a specific group of patrons; (2) voting is done on a one member one vote basis (instead of proportionate equity ownership); (3) distributions are based on patronage of the cooperative (instead of distributions in the form of dividends based on percentage ownership); and (4) dividends on investment securities are limited by statute, which discourages outside investors.  Minnesota Chapter 308B removes some of these restrictions by providing for both patron and non-patron members, but requires that at least fifteen percent (15%) of the profits and losses be allocated on a patronage basis.  Minnesota Chapter 308B explicitly allows for an entity organized under it to elect to be taxed as a partnership under Subchapter K of the Code.

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

A Pool

Members delivering corn under Method A participate in the A Pool allocations of income and/or losses with respect to the corn delivered under Method A.  A member is required to deliver one bushel of corn for each Unit held by that member.  Allocations of income and/or losses to the A Pool for any year must be equal to the greater of (i) the percentage that outstanding Units held by members delivering bushels of corn under Method A bear to all outstanding Units held by all members, or (ii) twenty-five percent (25%).  The income and/or losses allocated to the A Pool are further allocated among the members participating in the A Pool on the basis of patronage, which equals the ratio that the volume of the business done with or for each such member bears to the volume of the business done with or for all members participating in the A Pool.

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

Taxation of as a Minnesota 308B Cooperative Association

As a Minnesota 308B cooperative association, the Cooperative can and has elected to be taxed as a partnership for federal income tax purposes.  This means that the Cooperative pays no federal income tax at the entity level, and our members pay tax on their allocable share of our net income.

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

By way of explanation, a partnership is classified as a publicly traded partnership if its interests are either: traded on an established securities market; or readily tradable on a secondary market or the substantial equivalent thereof.  The Units are currently not listed nor do we intend to list the Units on the New York Stock Exchange, the Nasdaq Stock Market, or on any other exchange or system which would be classified as an established securities market under the Code and Treasury Regulations.

Section 1.7704-1(j) of the Treasury Regulations provides for a safe harbor which shelters interests from being deemed readily tradable on a secondary market or its substantial equivalent under the general “facts and circumstances” test when there is a “lack of actual trading” of the interests.  The Cooperative only allows those transfers of interests during any taxable year that permits the Cooperative to qualify under this “lack of actual trading” safe harbor.  This safe harbor applies where the sum of the interests in capital or profits transferred during the tax year of the partnership does not exceed two percent (2%) of the total interests in capital or profits.  For purposes of testing compliance with this safe harbor, only the following types of transfers, which are explained below, will be allowed by the Cooperative, subject to approval by the Board of Directors: “private” transfers; transfers pursuant to a “qualified redemption or repurchase agreement”; and transfers through a “qualified matching service.”

Private transfers include:

•                  gift transfers or transfers under Section 732 of the Code;

•                  transfers at death, including transfers from an estate or testamentary trust;

•                  transfers between members of a family, which is defined as brothers and sisters (whether by whole or half blood), spouses, ancestors, and lineal descendants under Section 267(c)(4) of the Code;

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

The Board of Directors will review Unit transfers quarterly.  Unit transfers that are approved will be recognized as occurring at the beginning of the first day of the next quarter following the quarter in which the notice, documentation, information, and approval requirements of the transfer have been substantially complied with to the satisfaction of the Cooperative (Transfer Date).  Allocations will be made to the transferor on a prorated basis based upon the volume of corn delivered between the commencement of the taxable year through the Transfer Date.  The transferee will be allocated its share of the allocations based on the volume of corn delivered after the Transfer Date through the end of the taxable year of the transfer.  The Board of Directors has the authority to adopt another reasonable method and/or convention with respect to the allocations and distributions.

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

Item 6.  SELECTED FINANCIAL DATA

The following table presents our selected historical financial data.  We derived the selected income statement data from our audited financial statements for the fiscal years ended December 31, 2010, 2011, 2012, 2013 and 2014, which have been audited by Widmer Roel P.C., independent auditors.  The historical results are not necessarily indicative of the results that may be expected in the future.  You should read this data together with our financial statements and related notes included elsewhere in this report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INCOME STATEMENT DATA:

(in thousands, except share and per unit data)

	Years Ended December 31
	2010	2011	2012	2013	2014

Corn Revenue	$58,015	79,376	$92,838	82,925	$61,130

Corn Expense	(58,114)	(79,478)	(92,935)	(83,016)	(61,219)
Net Income from ProGold Limited Liability Company	5,900	6,157	6,596	5,746	5,981

General & Administrative Expenses	(819)	(733)	(861)	(869)	(660)
Net Income from Operations	4,982	5,322	5,638	4,786	5,232
Interest Income	27	16	11	11	10
Net Income Before Income Tax	5,009	5,338	5,649	4,797	5,242

Income Tax Provision	—	—	—	—	—
Net Income	$5,009	$5,338	$5,649	$4,797	$5,242

Weighted Average Shares/Units Outstanding	15,474,734	15,490,480	15,490,480	15,490,480	15,490,480

Primary and Fully Diluted Earnings Per Unit	$0.32	$0.34	$0.36	$0.31	$0.34

BALANCE SHEET DATA:

Current Assets:
Cash and Cash Equivalents	$2,295	$2,203	$2,698	$3,154	$2,483
Short-Term Investments	215	217	218	218	218
Other Current Assets	1	1	1	10	220
Total Current Assets	2,511	2,421	2,917	3,382	2,921

Investment in ProGold Limited Liability Company	49,072	44,327	40,070	35,032	31,344

Other Non-Current Assets	7	3	8	6	4
Total Assets	$51,590	$46,751	$42,995	38,420	34,269

Current Liabilities	$259	$27	$72	4	$216

Non-Current Liabilities	$144	$148	$179	—	—

Members’ Equity:
Membership Units	51,331	46,724	42,923	38,416	34,053
Accumulated Other Comprehensive Income	(144)	(148)	(179)	—	—
	—	—	—	—	—
Total Members’ Equity	51,187	46,576	42,744	38,416	34,053

Total Liabilities and Members’ Equity	$51,590	$46,751	$42,995	$38,420	$34,269

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2014 and December 31, 2013

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

For the fiscal year ended December 31, 2014, the Cooperative sold approximately 15.5 million bushels of corn compared to 15.5 million bushels of corn sold during the fiscal year ended December 31, 2013.  For the fiscal periods ended December 31, 2014 and 2013, the Cooperative recognized corn revenue of $61,130,000 and $82,925,000 respectively, a decrease of 26% due primarily to the decrease of the price of corn sold.  The Cooperative recognized corn expenses of $61,219,000 and $83,016,000 in 2014 and 2013 respectively, a decrease of 26 % due primarily to a decrease in the price of corn purchased.  For the fiscal year ended December 31, 2014, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,262,798 bushels of corn using Method A and 11,227,684 bushels of corn using Method B resulting in incentive fee expense of $213,000 and agency fee income of $225,000 for this period while for the fiscal year ended December 31, 2013, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,273,298 bushels of corn using Method A and 11,217,182 bushels of corn using Method B resulting in incentive fee expense of $214,000 and agency fee income of $224,000 for this period.  For the fiscal periods ended December 31, 2014 and 2013, the Cooperative recognized expense of $92,000 and $92,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the fiscal year ended December 31, 2014, of $5,981,000, an increase of $235,000 or 4% as compared to $5,746,000 for the period ended December 31, 2013.

General and Administrative Expenses.  The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  The general and administrative expenses for the fiscal year ended December 31, 2014, was $660,000 a decrease of $209,000 or 24% as compared to the fiscal year ended December 31, 2013.  The decrease was due primarily to decreased professional consulting and pension plan expenses.

Interest Income.  Interest income for the fiscal year ended December 31, 2014, was $10,000 compared to $11,000 for the fiscal year ended December 31, 2013.

Comparison of Fiscal Years Ended December 31, 2013 and December 31, 2012

Revenues.  For the fiscal year ended December 31, 2013, the Cooperative sold approximately 15.5 million bushels of corn compared to 15.5 million bushels of corn sold during the fiscal year ended December 31, 2012.  For the fiscal periods ended December 31, 2013 and 2012, the Cooperative recognized corn revenue of $82,925,000 and $92,838,000 respectively, a decrease of 11.0% due primarily to the decrease of the price of corn sold.  The Cooperative recognized corn expenses of $83,016,000 and $92,935,000 in 2013 and 2012 respectively, an decrease of 11.0% due primarily to decrease in the price of corn purchased.  For the fiscal year ended December 31, 2013, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,273,298 bushels of corn using Method A and 11,217,182 bushels of corn using Method B resulting in incentive fee expense of $214,000 and agency fee income of $224,000 for this period while for the fiscal year ended December 31, 2012, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,368,827 bushels of corn using Method A and 11,123,682 bushels of corn using Method B resulting in incentive fee expense of $218,000 and agency fee income of $222,000 for this period.  For the fiscal periods ended December 31, 2013 and 2012, the Cooperative recognized expense of $92,000 and $92,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the fiscal year ended December 31, 2013, of $5,746,000, a decrease increase of $850,000 or 13% as compared to $6,596,000 for the period ended December 31, 2012 primarily due to a reduction in rent revenue recognized by ProGold.

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

Comparison of Fiscal Years Ended December 31, 2012 and December 31, 2011

Revenues.  For the fiscal year ended December 31, 2012, the Cooperative sold approximately 15.5 million bushels of corn compared to 15.5 million bushels of corn sold during the fiscal year ended December 31, 2011.  For the fiscal periods ended December 31, 2012 and 2011, the Cooperative recognized corn revenue of $92,838,000 and $79,376,000 respectively, an increase of 17.0% due primarily to the increase of the price of corn sold.  The Cooperative recognized corn expenses of $92,935,000 and $79,478,000 in 2012 and 2011 respectively, an increase of 17.0% due primarily to increase in the price of corn purchased.  For the fiscal year ended December 31, 2012, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,368,827 bushels of corn using Method A and 11,123,682 bushels of corn using Method B resulting in incentive fee expense of $218,000 and agency fee income of $222,000 for this period while for the fiscal year ended December 31, 2011, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,440,448 bushels of corn using Method A and 11,050,032 bushels of corn using Method B resulting in incentive fee expense of $222,000 and agency fee income of $221,000 for this period.  For the fiscal periods ended December 31, 2012 and 2011, the Cooperative recognized expense of $92,000 and $92,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

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

Liquidity and Capital Resources

The Cooperative’s working capital at December 31, 2014, was $2,705,000.  The Cooperative’s working capital at December 31, 2013, was $3,378,000.  The Cooperative’s working capital at December 31, 2012, was $2,845,000.

On July 16, 2013, the Cooperative terminated its $1,000,000 line of credit with a variable interest rate based on the prime rate.  The line of credit had been secured by all of the business assets of the Cooperative.

The Cooperative had no long-term debt as of December 31, 2014, December 31, 2013, or December 31, 2012.

The Cooperative used operating cash flows of $735,000 for the fiscal year ended December 31, 2014, $1,024,000 for the fiscal year ended December 31, 2013, and $900,000 for the fiscal year ended December 31, 2012.

The Cooperative received cash distributions from ProGold totaling $9,669,000 for the fiscal year ended December 31, 2014, $10,784,000 for the fiscal year ended December 31, 2013 and $10,852,000 for the fiscal year ended December 31, 2012.

The Cooperative paid cash distributions to its members totaling $9,605,000 for the fiscal year ended December 31, 2014, $9,304,000 for the fiscal year ended December 31, 2013 and $9,450,000 for the fiscal year ended December 31, 2012.

The following table provides information regarding the Cooperative’s contractual obligations as of December 31, 2014:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Purchase Obligations(1)	$276,000	$92,000	$184,000	$0	$0
Operating Lease Obligations(2)	$4,644	$4,644	$0	$0	$0

Total Contractual Obligations	$280,644	$96,644	$184,000	$0	$0

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

The Cooperative does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee is determinable once the members complete their delivery method determination prior to January 1 of each year.  The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for a particular quarter or cumulating it for the particular period.  The annual Method B bushel delivery and agency fee revenue is confirmed at the conclusion of the fiscal year.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Cooperative’s financial statements for the fiscal years ended December 31, 2012, 2013 and 2014 have been audited to the extent indicated in this report by Widmer Roel PC, an independent registered public accounting firm.  The financial statements have been prepared in accordance with generally accepted account principles and are included in Appendix A of this report.

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FININCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2014.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2014, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014 based on these criteria.

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

The name, age, position, district and term details of each of the Directors and the Named Executive Officer are as of March 15, 2015 are as follows:

Name and Address	Age	District	Director Since	Term Expires

Jason Medhaug (Chairman)	51	Southeast	2003	2015
Paul Borgen (1st Vice Chairman)	67	East Central	2006	2015
Shaun Beauclair (Director)	50	Northeast	2008	2017
David Benedict (Director)	48	East Central	2010	2015
Bernie DeCock (Director)	59	Southeast	2008	2017
Mark Harless (2nd Vice Chairman)	58	East Central	2011	2017
Gary L. Jirak (Director)	56	Northeast	2008	2016
Chris A. Johnson (Director)	58	Southwest	2008	2017
Glenn Johnson (Director)	56	Northwest	2008	2017
Byron Koehl (Director)	49	Southeast	2010	2016
Leslie Nesvig (Treasurer)	75	Northwest	2008	2015
Nicolas Pyle (Secretary)	35	Northwest	2010	2016
Bruce Speich (Director)	61	Southwest	2008	2015
Matthew Hasbargen (Director)	44	Southwest	2013	2016
Brett Johnson (Director)	47	Southwest	2013	2016

Executive Officer
Scott Stofferahn	57		—	—

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

Paul B. Borgen.  Mr. Borgen has been a director since 2006 and has served as 1st Vice-Chairman since 2010.  Mr. Borgen has farmed near Dilworth, Minnesota, since 1965.  Mr. Borgen serves as president of Paul Borgen Farms, Inc.  Mr. Borgen served on the board of American Crystal Sugar Company for 12 years and previously served as a director of State Bank and Trust of Fargo.

Shaun Beauclair.  Mr. Beauclair has been a director since 2008.  Mr. Beauclair farms in the Stephen, Minnesota, area, and has been a Farm Operation instructor at Northland Community College in East Grand Forks, Minnesota.  He has served on the Stephen, Minnesota School Board and his church board.  Mr. Beauclair was a director of the Gold Energy ethanol project start-up board.

David Benedict.  Mr. Benedict has been a director since 2010.  Mr. Benedict has farmed in the Sabin, Minnesota, area since 1987.  Mr. Benedict studied accounting at Moorhead State University and later received a Farm Business Management Degree from Minnesota State Community and Technical College.

Bernard J. DeCock.  Mr. DeCock has been a director since 2008.  Mr. DeCock has farmed near Ghent, Minnesota, since 1978.  Mr. DeCock has served on the boards of MGT Co-op Oil Company of Minnesota.; Farmers Cooperative Association of Canby, Minnesota.; Viking Investment Club of Ghent, Minnesota and St. Edward’s Church Endowment Board of Minnesota, Minnesota.  Mr. DeCock is currently serving as a school board member of Independent School District 414, Minnesota.

Mark L. Harless.  Mr. Harless was elected as a director in March of 2011.  Mr. Harless has farmed near Moorhead, Minnesota, since 1985.  Mr. Harless serves as vice president of the Lee Bean and Seed, Inc., an edible bean elevator located in Borup, Minnesota, where he has been employed since 1985.

Gary L. Jirak.  Mr. Jirak has been a director since 2008.  Mr. Jirak has farmed in the Breckenridge, Minnesota area for since 1983.

Chris A. Johnson.  Mr. Johnson has been a director since 2008.  Mr. Johnson has farming operations located near Great Bend, North Dakota, and has been farming since 1974.  Mr. Johnson is the owner/operator of C&S Farms, Inc.  Mr. Johnson served on the Board of Directors for Farmers Elevator Co. of Hankinson, Great Bend, & Mantador.  Mr. Johnson is the owner/operator of C and S Farms, Inc.  Mr. Johnson has a Bachelor of Science Degree in Agricultural Economics from North Dakota State University.

Glenn H. Johnson.  Mr. Johnson has been a director since 2008.  Mr. Johnson has managed a farming operation in the Mayville, North Dakota area since 1981.

Byron Koehl.  Mr. Koehl has been a director since 2010.  Mr. Koehl is a partner in his family’s farming operation near Hancock, Minnesota, since 1984.  Mr. Koehl serves as President of Outback Five, Inc., of Hancock, Minnesota.  Mr. Koehl serves as the President of the Stevens County Pork Producers.

Leslie O. Nesvig.  Mr. Nesvig has been a director since 2008 and Treasurer since 2011.  Mr. Nesvig has farming interests in LaMoure and Ransom Counties in North Dakota and Polk County in Minnesota.  He has forty years of experience in the banking industry and is currently retired.  Mr. Nesvig served as Chairman of the Gold Energy ethanol plant start-up project.  Mr. Nesvig currently serves as a Director for Nored, Inc. and for Bancinsure.  Mr. Nesvig has a Bachelor of Science Degree in Agricultural Economics and Business from North Dakota State University.

Nicolas A. Pyle.  Mr. Pyle has been a director since 2010.  Mr. Pyle holds a BSB degree in finance from the University of Minnesota Carlson School of Management.  He has been farming since 2002 near Casselton, North Dakota.  Mr. Pyle serves as a director of McIntyre-Pyle, Inc.  Mr. Pyle is president and a director of Unity Seed Company, a member of Global Soy Genetics LLC and Director of McIntyre Farms Partnership.  He is treasurer of Westminster Presbyterian Church.

Bruce K. Speich.  Mr. Speich has been a director since 2008.  Mr. Speich has farming/ranching operations located in Milnor, North Dakota, and has been farming since 1975.  Mr. Speich currently serves as director for North Dakota Beef Cattle Improvement Association and director for Wild Rice Soil Conservation District.

Matt Hasbargen.  Mr. Hasbargen has been a director since 2013.  He farms near Breckenridge, Minnesota.  In winter months he works for AgCountry Farm Credit Services as a Senior Insurance Specialist.  Prior to returning home to farm in 1999, Mr. Hasbargen worked for Minnesota Life in St. Paul, Minnesota where he managed life insurance accounts for Farm Credit districts throughout the United States.  Mr. Hasbargen holds an Economics degree from Concordia College.

Brett Johnson.  Mr. Johnson has been a director since 2013.  He farms in partnership with his brother near Mooreton, ND where they raise corn, soybeans, and sunflowers.  He holds a Bachelor of Science degree in Agricultural Economics from NDSU.  Brett previously served twenty one years as a Township Officer, twelve years on the Wyndmere, ND School Board, and six years on the North Dakota Soybean Council.

Scott Stofferahn.  Mr. Stofferahn was elected Executive Vice President, Chief Executive Officer and Chief Financial Officer of the Cooperative effective October 15, 2012.  Starting in March 2001, Mr. Stofferahn worked as State Director for North Dakota Senator Kent Conrad.  Prior to that, Mr. Stofferahn was the State Executive Director for the North Dakota Farm Service Agency from 1993 to 2001.  Mr. Stofferahn has extensive public service experience including serving in the North Dakota State House of Representatives from 1982 to 1992.  Mr. Stofferahn received his Bachelor of Science Degree from North Dakota State University.

Subsequent Event

On March 24, 2015, at a meeting of the members, Mr. Larry Vipond and Mr. Scott Jetvig were elected to the Board of Directors, replacing Mr. Medhaug and Mr. Borgen.  At a meeting of the newly constituted Board of Directors immediately following the meeting of the members Mr. Mark Harless was elected Chairman, Mr. Nicolas Pyle was elected First Vice Chairman, Mr. Shaun Beauclair was elected Second Vice Chairman, Mr. Matt Hasbargen was elected Secretary and Mr. Les Nesvig was elected Treasurer.

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

As of December 31, 2014, the Board of Directors of the Cooperative has determined that there is no audit committee financial expert serving on the Audit Committee.  The Cooperative is a cooperative association formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative association law, and the Cooperative’s Amended and Restated Bylaws, the Board of Directors must be composed of members of the Cooperative.  Based on the state law requirements for both membership and board service, the Cooperative is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Cooperative has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements of Auditing Standards, AU Section 380),

which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 for filing with the Securities and Exchange Commission.

On December 31, 2014, the members of the Audit Committee were Paul Borgen, Shaun Beauclair, Leslie Nesvig, Glenn Johnson, and Jason Medhaug.

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

The Cooperative only has a single employee who serves in the capacity of its chief executive officer and chief financial officer (our Named Executive Officer).  On October 15, 2012, Scott Stofferahn became our Named Executive Officer.  The primary objective of the Cooperative’s executive compensation program is to maintain a compensation program that will fairly compensate the Named Executive Officer.  In determining the compensation of the Named Executive Officer, the Personnel and Compensation Committee considers the financial condition and operational performance of the Cooperative during the prior year.

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

Perquisites and Other Benefits

The Cooperative provided a pension plan, 401(k) plan, term life and disability insurance, medical insurance and a vehicle allowance to its prior Named Executive Officer in accordance with Mr. Dillon’s employment agreement.  Mr. Dillon retired on September 30, 2012.  The Cooperative now provides a 401(k) plan, term life and disability insurance, medical insurance to its employees, including its current Named Executive Officer.

Pension Plan

The Cooperative provided a defined-benefit pension plan to all of its eligible employees.  The plan provided for monthly payments after retirement based on each employee’s earnings while in the Cooperative’s employment.  The plan provided for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.  Benefit accruals under the plan were frozen as of January 1, 2013.

401(k) Plan

The Cooperative makes available a 401(k) plan for its Named Executive Officer and Administrative Assistant.  The Cooperative pays four percent (4%) of employee’s annual salary into the plan, and the employee may make additional contributions up to the lawful limits.

Employment Agreements

Mr. Stofferahn is not party to an employment agreement with the Cooperative.

Deferred Compensation Agreement

The Cooperative has not adopted any bonus, profit sharing, or deferred compensation plans.

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Mark Dillon, Executive Vice President (retired)*	2012	$155,956				0		$20,180	$204,707
Scott Stofferahn, Executive Vice President**	2014	$147,527				0	0	20,737	168,264
	2013	$147,501				0	0	17,921	165,422
	2012	$28,125				0	0	0	28,125

*Mr. Dillon retired effective September 30, 2012.  The Cooperative entered into a transition services agreement with Mr. Dillon that commenced on his retirement and concluded on March 31, 2013.  Mr. Dillon was paid a monthly payment of $37,250 until March 31, 2013.  Mr. Dillon received contract payments totaling $111,750 as of December 31, 2012 and 2013.

**Mr. Stofferahn commenced his employment on October 15, 2012.

Pension Benefits

The table below reflects information for the Named Executive Officer pertaining to the Cooperative’s Pension Plan.  Only Mr. Dillon, the Cooperative’s retired Named Executive Officer receives payments under the Pension Plan.

Name (a)	Plan Name (b)	Number of Years Credit Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Mark Dillon, Executive Vice President (retired)	The Restated Noncontributory Retirement Plan for Cooperatives	15	$748,000	$55,000

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

•                  $100 per meeting they attend when the meeting plus their travel time is more than 1 but less than 2 hours.

The following table sets forth for the year ending December 31, 2014 the dollar value of all cash and non-cash compensation paid to individuals serving as Directors of the Cooperative during fiscal year 2014.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total
Shaun Beauclair	2014	$4,100						$4,100
David Benedict	2014	$4,250						$4,250
Paul Borgen	2014	$4,700						$4,700
Bernard DeCock	2014	$3,800						$3,800
Mark Harless	2014	$4,550						$4,550
Matt Hasbargen	2014	$3,650						$3,650
Gary Jirak	2014	$3,650						$3,650
Brett Johnson	2014	$3,650						$3,650
Chris A. Johnson	2014	$3,800						$3,800
Glenn Johnson	2014	$3,800						$3,800
Byron Koehl	2014	$3,500						$3,500
Jason Medhaug	2014	$8,000						$8,000
Leslie Nesvig	2014	$5,000						$5,000
Nicolas Pyle	2014	$4,850						$4,850
Bruce Speich	2014	$3,200						$3,200

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2015 the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Scott Stofferahn, our Executive Vice President (our Named Executive Officer) and (4) all of our Directors and the Named Executive Officer as a group.  The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.  The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,556 members.  Each member of the Cooperative is allowed to cast one vote at any meeting of the members, regardless of the number of Units actually held by that member.  Some of our directors hold their Units through more than one entity which allows those directors to cast a vote for each one of those members.  The address of each director and our Named Executive Officer is 112 Roberts Street, Suite 111, Fargo, ND 58102-4984.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Number of Units (1)		Number of Membership Votes(2)	Percentage of Class
Beauclair, Shaun	158,000	(3)	3	1.02%
Benedict, David	15,000		1	0.10%
Borgen, Paul	36,000	(4)	2	0.23%
DeCock, Bernie	75,000		1	0.48%
Harless, Mark	28,000	(5)	1	0.18%
Hasbargen, Matt	8,000	(6)	1	0.05%
Jirak, Gary	40,000	(7)	2	0.26%
Johnson, Brett	9,000		1	0.06%
Johnson, Chris	15,000	(8)	1	0.10%
Johnson, Glenn	50,703		1	0.33%
Koehl, Byron	8,000	(9)	2	0.05%
Nesvig, Les	4,000		1	0.03%
Medhaug, Jason	11,000	(10)	1	0.07%
Pyle, Nicolas	57,000	(11)	3	0.37%
Speich, Bruce	4,000		1	0.03%
Scott Stofferahn	25,000	(12)	2	0.16%
All directors and executive officers as a group (16 people)	543,703			3.51%

(1) Membership interests are measured Units which equal the holders proportionate financial right but not a governance right.

(2) Voting rights are based on one member one vote. Each person or entity that holds units is a member for voting purposes. Some officers and directors own their units through multiple entities resulting in multiple membership votes.

(3) Includes 20,000 Units owned directly by Mr. Beauclair’s spouse and 88,000 Units Mr. Beauclair owns in joint tenancy with his spouse.

(4) Includes 12,000 Units owned directly by Mr. Borgen’s spouse.

(5) Includes 28,000 Units owned jointly with his spouse.

(6) Included 8000 Units owned by Matthew Hasbargen Farm LLC of which Mr. Hasbargen is President.

(7) Includes 30,000 Units owned by Jirak Brothers Farming Partnership of which Mr. Jirak is a partner and 10,000 Units owned by Triple J. Ranch, Inc. of which Mr. Jirak is a shareholder.

(8) Includes 10,000 Units owned by C and S Farms of which Mr. Johnson is the President and 5,000 owned directly by Mr. Johnson’s spouse.

(9) Includes 4000 Units as of C R Koehl & Sons, Inc. of which Mr. Koehl is a 7.5% owner

(10) Includes 11,000 Units that Mr. Medhaug owns jointly with his spouse.

(11) Mr. Pyle owns no Units directly. Includes 40,000 Units held by McIntyre Farms of which Mr. Pyle is a 25% owner, 10,000 Units held by HarMar LLC of which Mr. Pyle is a 33% owner, and 7,000 Units held jointly with his spouse.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2014 and 2013 and fees, if any, for other services rendered by Widmer Roel during those periods.

	2014	2013
Audit Fees	$30,180	$29,755
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$30,180	$29,755

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2014.

Audit-Related Fees.  No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2014.

Tax Fees.  No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2014.

All Other Fees.  No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2014.

The Cooperative’s Audit Committee would pre-approve all professional services provided by Widmer Roel to the Cooperative.  The Audit Committee approved all of the services and the fees billed for such services to the Cooperative.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2014 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART III

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                             Documents filed as part of this report

1.                                      Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2014 and 2013

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012.

Statements of Changes in Members’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to the Financial Statements

2.                                      Financial Statement Schedules

None

(b)                                 Exhibits.  The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

GOLDEN GROWERS COOPERATIVE

By:	/S/ Scott Stofferahn
Scott Stofferahn
Dated: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Golden Growers Cooperative

Fargo, North Dakota

We have audited the accompanying balance sheets of Golden Growers Cooperative as of December 31, 2014 and 2013, and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for each of the years in the three-year period ended December 31, 2014.  Golden Growers Cooperative’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Growers Cooperative as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Widmer Roel

Fargo, North Dakota
March 2, 2015

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

AT DECEMBER 31, 2014 AND 2013

(In Thousands)

	DECEMBER 31,
	2013	2014
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,154	$2,483
Short-Term Investments	218	218
Prepaid Expenses	10	220

Total Current Assets	3,382	2,921

PROPERTY AND EQUIPMENT, net	6	4

Investment in ProGold Limited Liability Company	35,032	31,344

Total Assets	$38,420	$34,269

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$—	$—
Accrued Liabilities	4	216

Total Current Liabilities	4	216

NON-CURRENT LIABILITY	—	—

MEMBERS’ EQUITY
Members’ Equity
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2014 and 2013	38,416	34,053
Accumulated Other Comprehensive Income (Loss)	—	—

Total Members’ Equity	38,416	34,053

Total Liabilities and Members’ Equity	38,420	34,269

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(In Thousands)

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2012	2013	2014
OPERATIONS
Corn Revenue	$92,838	$82,925	$61,130

Corn Expense	(92,935)	(83,016)	(61,219)

Net Income from ProGold Limited Liability Company	6,596	5,746	5,981

General & Administrative Expenses	(861)	(869)	(660)

Net Income from Operations	5,638	4,786	5,232

Interest Income	11	11	10

Net Income	$5,649	$4,797	$5,242

Weighted Average Units Outstanding	15,490,480	15,490,480	15,490,480

Earnings per Membership Unit

Primary and Fully Diluted	$0.36	$0.31	$0.34

COMPREHENSIVE INCOME
Net Income	$5,649	$4,797	$5,242
Other Comprehensive Income, Net	(31)	179	—

Comprehensive Income	$5,618	$4,976	$5,242

See Notes to Financial Statement

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012,

(In Thousands)

	Accumulated Other Comprehensive Income	Members’ Equity	Total Members’ Equity
BALANCE, DECEMBER 31, 2011	(148)	46,724	46,576
Net income	—	5,649	5,649
Member distributions	—	(9,450)	(9,450)
Pension liability adjustment	(31)	—	(31)

BALANCE, DECEMBER 31, 2012	(179)	42,923	42,744
Net income	—	4,797	4,797
Member distributions	—	(9,304)	(9,304)
Pension liability adjustment	179	—	179

BALANCE, DECEMBER 31, 2013	$—	$38,416	$38,416
Net income		5,242	5,242
Member distributions		(9,605)	(9,605)
Pension liability adjustment	—	—	—

BALANCE, DECEMBER 31, 2014	—	$34,053	$34,053

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012,

 (In Thousands)

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31
	2012	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,649	$4,797	$5,242
Net (Income) from ProGold Limited Liability Company	(6,596)	(5,746)	(5,981)
Depreciation	2	2	2
Changes in assets and liabilities

Prepaid expenses	—	(9)	(210)
Accounts payable	43	(67)	—
Accrued liabilities	2	(1)	212

Net cash used in operating activities	(900)	(1,024)	(735)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments available for sale	(1)	—	—
Purchase of equipment	(6)	—	—
Distribution received from ProGold LLC	10,852	10,784	9,669

Net cash provided by investing activities	10,845	10,784	9,669

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions paid	(9,450)	(9,304)	(9,605)

Net cash used by financing activities	(9,450)	(9,304)	(9,605)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	495	456	(671)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,203	2,698	3,154

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,698	$3,154	$2,483

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

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

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  At December 31, 2014, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $2.2 million.

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

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold Limited Liability Company:

	December 31,
(In Thousands)	2014	2013	2012

Current Assets	$2,375	$151	$111
Long-Term Assets	65,019	72,947	83,669
Total Assets	$67,394	$73,098	$83,780

Current Liabilities	$2,627	$405	$405
Long-Term Liabilities	800	1,200	1,600

Total Liabilities	3,427	1,605	2,005

Members’ Equity	63,967	71,493	81,775

Total Liabilities and Members’ Equity	$67,394	$73,098	$83,780

Rent Revenue on Operating Lease	$24,125	$23,674	$25,223
Expenses	11,919	11,948	11,762

Net Income	$12,206	$11,726	$13,461

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.

The Cooperative’s investments held to maturity are as follows as of December 31, 2014 and 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Money Market & CD’s	$218	—	—	$218

December 31, 2013:
Money Market & CD’s	$218	—	—	$218

NOTE 5 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

The Cooperative had no unrecognized tax benefits on December 31, 2014 and 2013.  No interest or penalties are recognized in the statements of operations or in the balance sheets.  The Cooperative is no longer subject to U.S. Federal and State income tax examinations by tax authorities for fiscal years 2011 and earlier.

The Cooperative recognized no income tax expense for the years ended December 31, 2014, 2013 and 2012.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.  During the year ended December 31, 2014, 2013 and 2012, the pension expenses were $74,000, $141,000, and $75,500 respectively.

As of December 31, 2014, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

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

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2014	2013

Discount Rate	5.00%	6.00%
Expected Return on Plan Assets	6.25%	8.00%
Rate of Compensation Increase	4.73%	4.73%

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands):

Expected Benefit Payments

2015	$54
2016	54
2017	54
2018	54
2019	54
2020-2024	263

Total	$533

The Cooperative expects to make contributions of approximately $25,000 to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2014, 2013 and 2012 (in thousands):

	December 31,	December 31,	December 31,
	2014	2013	2012

Service Cost	$—	$—	$—

Interest Cost	36	40	42
Expected Return on Plan Assets	(48)	(59)	(47)
Amortization of Net (Gain) Loss	25	—	76

Net Periodic Pension Cost	13	$(19)	$71

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2014  and 2013 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2014 and 2013 and (in thousands):

	December 31, 2014	December 31, 2013

Change in Benefit Obligation
Obligation at the Beginning of the Period	696	$703
Service Cost	—	—
Interest Cost	40	42
Actuarial (Gain) Loss	67	(24)
Benefits Paid	(55)	(25)

Obligation at the End of the Period	748	$696

Change in Plan Assets
Fair Value at the Beginning of the Period	714	$524
Actual Returns on Plan Assets	44	73
Employer Contributions	74	141
Benefits Paid	(55)	(25)

Fair Value at the End of the Period	777	$713

Funded Status
Funded Status as of Period Ended	28	$17

Net Amount Recognized	—	$—

	December 31, 2014	December 31, 2013

Amounts Recognized in the Balance Sheets
Noncurrent Assets	—	$—
Current Liabilities	—	—
Noncurrent Liabilities	—	—

Net Amount Recognized	—	$—

Accumulated Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Accumulated Gain (Loss) Beginning of the Period	$—	$(179)
Recognized in Periodic Cost	—	71
Amount Arising During the Period	—	108

Accumulated Gain (Loss) End of the Period	—	$—

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $6,979, $5,158 and $8,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

On July 10, 2012, the Cooperative entered into a Services Agreement with Mark C. Dillon (the “Agreement”), the Cooperative’s former Executive Vice President and Chief Executive Officer. The Agreement was entered into in anticipation of Mr. Dillon’s retirement effective September 30, 2012. Pursuant to the Agreement, Mr. Dillon provided enumerated transitional consulting services to the Cooperative until March 31, 2013. In exchange for such services, Mr. Dillon was paid $37,250 per month.  Mr. Dillon retired effective September 30, 2012. During the years ended December 31, 2014, 2013 and 2012 , the Cooperative incurred $0, $111,750, and $111,750 expense in connection with the Services Agreement. At December 31, 2014, 2013 and 2012, the Cooperative had an account payable to Mr. Dillon totaling $0, $0, and $37,250 in connection with the agreement.

NOTE 8 - SUBSEQUENT EVENTS

In February of 2015, the Cooperative declared a distribution of $3,253,001, or $.21 per outstanding membership unit.

Management has reviewed subsequent events through March 2, 2015 the date to which the financial statements were available to be issued.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2014

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

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2013 and August 31, 2014 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Quarterly Report on Form 10-Q (File No. 141221104) filed on November 14, 2014.

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

101

The following materials from Golden Growers Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2013 and December 31, 2014; (ii) Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012; (iv)  Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (v)  Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Financial Statements.* *

*A management contract or compensatory plan required to be filed with this report.

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