Form 10-Q
period 2015-03-31
Golden Growers Cooperative
filed 2015-05-15
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

Commission file number:  000-53957

Golden Growers Cooperative

(Exact name of registrant as specified in its charter)

Minnesota	27-1312571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1002 Main Avenue West, Suite 5

West Fargo, ND 58078

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

As of May 11, 2015 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,553	$2,483
Short-Term Investments	220	218
Prepaids and Other Current Assets	297	220
Total Current Assets	2,070	2,921

Property and Equipment, Net	4	4

Investment in ProGold Limited Liability Company	30,037	31,344

Total Assets	$32,111	$34,269

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts Payable	$78	$—
Accrued Liabilities	143	216
Total Current Liabilities	221	216

Non-Current Liability	—	—

Members’ Equity
Members’ Equity	31,890	34,053
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2015 and December 31, 2014
Accumulated Other comprehensive Income (Loss)	—	—

Total Members’ Equity	31,890	34,053

Total Liabilities and Members’ Equity	$32,111	$34,269

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATIONS
Corn Revenue	$19,005	$20,854
Corn Expense	(19,027)	(20,876)
Net Income from ProGold Limited Liability Company	1,324	1,355
General & Administrative Expenses	(213)	(210)

Net Income from Operations	1,089	1,123

Interest Income	2	3

Net Income Before Income Tax	1,091	1,126

Income Tax Provision	—	—

Net Income	$1,091	$1,126

Weighted Average Units Outstanding	15,490,480	15,490,480

Earnings per Membership Unit
Primary and Fully Diluted	$0.07	$0.07

COMPREHENSIVE INCOME
Net Income	$1,091	$1,126
Pension Liability Adjustment	—	—

Comprehensive Income	$1,091	$1,126

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net Income	$1,091	$1,126
Net (Income) from ProGold Limited Liability Company	(1,324)	(1,355)
Depreciation	—	—
Changes in Assets and Liabilities
Short-Term Investments	(2)
Prepaids and Other Current Assets	(77)	9
Accounts Payable	78	23
Accrued Liabilities	(73)	105
Net Cash Used in Operating Activities	(307)	(92)

Cash Flows from Investing Activities
Distribution received from ProGold LLC	2,631	2,632
Net Cash Provided by Investing Activities	2,631	2,632

Cash Flows from Financing Activities
Member distributions paid	(3,254)	(3,099)
Net Cash Used by Financing Activities	(3,254)	(3,099)

Increase (Decrease) in Cash and Cash Equivalents	(930)	(559)

Cash and Cash Equivalents, Beginning of Period	2,483	3,154

Cash and Cash Equivalents, End of Period	$1,553	$2,595

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (the “Cooperative”) for the three-month periods ended March 31, 2015 and 2014 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three-month period ended March 31, 2015, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2015.

NOTE 2 — EXPENSES

The Cooperative contracts with Cargill, Incorporated in connection with the procurement of corn and other agency services which include payments of $92,000 annually and terminates on December 31, 2017.

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (“ProGold LLC”).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	March 31,		December 31,
(In Thousands)	2015	2014	2014

Current Assets	$2,816	$683	$2,375
Long-Term Assets	61,803	69,740	65,019
Total Assets	$64,619	$70,423	$67,394

Current Liabilities	$2,619	$435	$2,627
Long-Term Liabilities	700	1,100	800
Total Liabilities	3,319	1,535	3,427

Members’ Equity	61,300	68,888	63,967

Total Liabilities and Members’ Equity	$64,619	$70,423	$67,394

Rent Revenue on Operating Lease	$5,650	$5,698	$24,125
Expenses	2,948	2,932	11,919
Net Income	$2,702	$2,766	$12,206

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of March 31, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015:
Money Market & CD’s	$220	$—	$—	$220

December 31, 2014:
Money Market & CD’s	$218	$—	$—	$218

NOTE 5 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, The Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the three-months ended March 31, 2015 and March 31, 2014 (in thousands):

	March 31,	March 31,
	2015	2014
Service Cost	$—	$—
Interest Cost	39	10
Expected return on plan assets	(48)	(15)
Amortization of net (gain) loss	—	—
Net periodic pension cost	$(9)	$(5)

Through the three-months ended March 31, 2015, the Cooperative has made $0contributions as compared to $48,000 through the three-months ended March 31, 2014.  The Cooperative anticipates making $25,000 in contributions in 2015.  Contributions in 2014 totaled $74,000.

NOTE 6 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 7 — CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-K.

NOTE 8 — DISTRIBUTIONS TO MEMBERS

On February 23, 2015, the Cooperative made distributions to its members totaling $3,253,001 or $.21 per outstanding membership unit.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

NOTE 10 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the March 31, 2015 financial statements.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated.  See the discussion of “Risk Factors” in the Cooperative’s Annual Report for the 2014 fiscal year on Form 10-K.

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,556 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold leases its corn wet milling facility to Cargill Incorporated who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving us the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.

Any person residing in the United States can own our Units as long as that person delivers or provides for the delivery of corn for processing at the facility. Ownership of our membership units requires our members to deliver corn to the Cooperative for processing in proportion to the number of units each member holds. Currently 15,490,480 of our units are issued and outstanding.  The Cooperative’s income and losses are allocated to our members based on the volume of corn they deliver.  Subject to certain limitations, as long as a member patronizes the Cooperative by delivering corn equal to the number of units held by the member, the member will be allocated a corresponding portion of our income (or loss).  In this way, we operate on a cooperative basis.

To hold our units a member is required to execute a Uniform Member Agreement that obligates the member to deliver corn to us and an Annual Delivery Agreement by which each member annually elects the method the member would like to use to deliver corn — either Method A or Method B, or a combination of both.  Under Method A, a member is required to physically deliver the required bushels of corn to us either at the facility or another location reasonably designated by us.  Under Method B, a member appoints us as its agent to arrange for the acquisition and delivery of the required bushels of corn on the member’s behalf.  We appoint Cargill as our agent to arrange for the delivery of the corn by our members who elect to deliver corn using Method A, and we appoint Cargill as our agent to acquire corn on our behalf for our members who elect to deliver corn using Method B.  If a member elects to deliver corn using Method B, the price per bushel paid to the member is equal to the price per bushel paid by Cargill to acquire the corn as our agent.  Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery.  Members who deliver corn under Method A receive from the Cooperative an incentive payment of $.05 per bushel on the corn that they deliver while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having us deliver corn on their behalf.  The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of our Board of Directors. While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf.

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

For the 2015 fiscal year, our members elected to deliver 29% of the bushels of corn by Method A and 71% of the bushels of corn by Method B.  This election will result in 29% of the Cooperative’s income and/or losses and 71% of any cash distributions being allocated to the Method A pool in fiscal year 2015, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

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

For the three-months ended March 31, 2015, the Cooperative sold approximately 4.3 million bushels of corn compared to 4.3 million bushels of corn sold during the three-months ended March 31,

2014.  For the three months ended March 31, 2015 and 2014, the Cooperative recognized corn revenue of $19,005,000 and $20,854,000, respectively, a decrease of 9% due primarily to a decrease in the selling price per bushel of corn sold in 2015 compared to 2014.  The Cooperative recognized corn expense of $19,027,000 and $20,876,000 in 2015 and 2014 respectively, a decrease of 9% due primarily to a decrease in the cost per bushel of corn purchased in 2015 compared to 2014.  For the three-months ended March 31, 2015 and 2014, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1,537,000 and 1,370,000, bushels of corn respectively using Method A, and 2,801,000 and 2,857,000 bushels of corn respectively, using Method B. For the three-months ended March 31, 2015 and 2014, the Cooperative recognized expense of $23,000 and $23,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three-months ended March 31, 2015, of $1,324,000 compared to $1,355,000 for the three-months ended March 31, 2014.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the three-months ended March 31, 2015, was $213,000 compared to $210,000 for the three-months ended March 31, 2014.

Interest Income. Interest income for the three-months ended March 31, 2015, was $2,000 compared to $3,000 for the three months ended March 31, 2014.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2015 was $1,849,000 compared to $2,682,000 at March 31, 2014.

The Cooperative had no long-term debt as of March 31, 2015 or March 31, 2014.

The Cooperative used operating cash flows of $307,000 for the three-month period ended March 31, 2015 compared to $92,000 for the three-month period ended March 31, 2014.

The Cooperative received cash distributions from ProGold totaling $2,631,000 for the three-month period ended March 31, 2015 compared to $2,632,000 for the three-month period ended March 31, 2014.

The Cooperative paid cash distributions to its members totaling $3,254,000 for the three-month period ended March 31, 2015 compared to $3,099,000 for the three-month period ended March 31, 2014.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12-months.

Significant Accounting Estimates and Policies

The Cooperative generally does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2015.  The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

The remainder of the Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Polices, of the Notes to the Financial Statements included in the Cooperative’s Annual Report on Form 10-K for the fiscal year ending December 31, 2014.  The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2014.  There has been no significant change in the Cooperative’s significant accounting policies or critical accounting estimates since the end of fiscal 2014.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2015.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

For a detailed discussion of certain risk factors that could affect the Cooperative’s operations, financial condition or results for future periods, see Item 1A, Risk Factors, in the Cooperative’s Annual Report for the fiscal year ended December 31, 2014 on Form 10-K.

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

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2013 and August 31, 2014 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Quarterly Report on Form 10-Q (File No. 131216599) filed on November 14, 2014.

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

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 15, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet for at March 31, 2015 and December 31, 2014, (ii) Statements of Operations and Comprehensive Income for the three-month periods ended March 31, 2015 and 2014, (iii) Statement of Cash Flows for the three-month periods ended March 31, 2015 and 2014, and (iv) Notes to Financial Statements.**

* A management contract or compensatory plan required to be filed with this report.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: May 15, 2015	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer