Form 10-Q
period 2015-06-30
Golden Growers Cooperative
filed 2015-08-14
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$785	$2,483
Short-Term Investments	220	218
Prepaids and Other Current Assets	110	220
Total Current Assets	1,115	2,921

Property and Equipment, Net	3	4

Investment in ProGold Limited Liability Company	28,276	31,344

Total Assets	$29,394	$34,269

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:

Accrued Liabilities	5	216
Total Current Liabilities	5	216

Members’ Equity
Members’ Equity	29,389	34,053
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2015 and December 31, 2014

Total Members’ Equity	29,389	34,053

Total Liabilities and Members’ Equity	$29,394	$34,269

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
OPERATIONS
Corn Revenue	$15,910	$15,261	$34,915	$36,115
Corn Expense	(15,932)	(15,281)	(34,959)	(36,157)
Net Income from ProGold Limited Liability Company	1,066	1,832	2,390	3,187
General & Administrative Expenses	(139)	(199)	(352)	(409)

Net Income from Operations	905	1,613	1,994	2,736

Interest Income	2	3	4	6

Net Income Before Income Tax	907	1,616	1,998	2,742

Income Tax Provision	—	—	—	—

Net Income	$907	$1,616	$1,998	$2,742

Weighted Average Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Membership Unit Primary and Fully Diluted	$0.06	$0.10	$0.13	$0.18

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net Income	$1,998	$2,742
Net (Income) from ProGold Limited Liability Company	(2,390)	(3,187)
Depreciation	1	1
Changes in Assets and Liabilities
Short-Term Investments	(2)	—
Prepaids and Other Current Assets	110	9

Accrued Liabilities	(211)	1
Net Cash Used in Operating Activities	(494)	(434)

Cash Flows from Investing Activities
Distribution received from ProGold LLC	5,458	5,502
Net Cash Provided by Investing Activities	5,458	5,502

Cash Flows from Financing Activities
Member distributions paid	(6,662)	(6,507)
Net Cash Used by Financing Activities	(6,662)	(6,507)

Increase (Decrease) in Cash and Cash Equivalents	(1,698)	(1,439)

Cash and Cash Equivalents, Beginning of Period	2,483	3,154

Cash and Cash Equivalents, End of Period	$785	$1,715

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (the “Cooperative”) for the six-month periods ended June 30, 2015 and 2014 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the six-month period ended June 30, 2015, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2015.

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

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (“ProGold LLC”).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	June 30,		December 31,
(In Thousands)	2015	2014	2014

Current Assets	$2,400	$179	$2,375
Long-Term Assets	58,538	68,418	65,019
Total Assets	$60,938	$68,597	$67,394

Current Liabilities	$2,633	$827	$2,627
Long-Term Liabilities	600	1,000	800
Total Liabilities	3,233	1,827	3,427

Members’ Equity	57,705	66,770	63,967

Total Liabilities and Members’ Equity	$60,938	$68,597	$67,394

Rent Revenue on Operating Lease	$11,415	$12,484	$24,125
Expenses	6,539	5,979	11,919
Net Income	$4,876	$6,505	$12,206

NOTE 4 — INVESTMENTS

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Quoted market prices are generally not available for the Cooperative’s financial instruments.  Fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of June 30, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015:
Money Market & CD’s	$220	$—	$—	$220

December 31, 2014:
Money Market & CD’s	$218	$—	$—	$218

NOTE 5 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the six-months ended June 30, 2015 and June 30, 2014 (in thousands):

	June 30,	June 30,
	2015	2014
Service Cost	$—	$—
Interest Cost	40	40
Expected return on plan assets	(46)	(46)
Amortization of net (gain) loss	33	—
Net periodic pension cost	$27	$(6)

Through the six-months ended June 30, 2015, the Cooperative has made $11,000 in contributions as compared to $48,000 through the six-months ended June 30, 2014.  The Cooperative anticipates making $25,000 in contributions in 2015.  Contributions in 2014 totaled $74,000.

NOTE 6 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 7 — CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-K.

NOTE 8 — DISTRIBUTIONS TO MEMBERS

On February 23, 2015, the Cooperative made distributions to its members totaling $3,253,001 or $.21 per outstanding membership unit. On June 29, 2015, the Cooperative made distributions to its members totaling $3,407,906 or $0.22 per outstanding unit.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

NOTE 10 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2015 financial statements.

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

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,562 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold leases its corn wet milling facility to Cargill Incorporated who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving us the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.

Any person residing in the United States can own our units as long as that person delivers or provides for the delivery of corn for processing at the ProGold facility. Ownership of our membership units requires our members to deliver corn to the Cooperative for processing in proportion to the number of units each member holds. Currently 15,490,480 of our units are issued and outstanding.  The Cooperative’s income and losses are allocated to our members based on the volume of corn they deliver.  Subject to certain limitations, as long as a member patronizes the Cooperative by delivering corn equal to the number of units held by the member, the member will be allocated a corresponding portion of our income (or loss).  In this way, we operate on a cooperative basis.

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

Annually, the Cooperative notifies Cargill of the volume of Method A corn to be delivered by each Method A member.  Once we provide notification to Cargill of the volume of corn, Cargill then confirms the amount of corn with each member and notifies that member with respect to quality specifications, allowances, deductions and premiums to be applicable to that corn.  That Method A member then directly contracts with Cargill for the contract price agreed upon for the corn or, in the absence of an agreed upon price, the market price per bushel for corn delivered on the day on which the corn is delivered and accepted at the facility.  With respect to all Method A corn that is delivered, Cargill pays to the Cooperative the aggregate purchase price for corn purchased from our members, and then, on our behalf, makes individual payments for corn directly to our members.  In the event a Method A member delivers to Cargill more than its delivery commitment, any corn delivered in excess of that commitment is handled as a direct sale of corn to Cargill and is priced at the current closing delivery corn price established by Cargill at the facility on the day it is unloaded.  In the event a Method A member delivers to Cargill less than its committed amount of corn, the quantity of the shortfall is then purchased and delivered by Cargill on our behalf, but this purchased corn is not credited to the Method A member’s account.  If a Method A member fails to fully satisfy the corn delivery requirement, Cargill purchases replacement corn for which we reimburse Cargill the amount by which the underlying contracted corn price is less than the price of buying the replacement corn that was due on the delivery date.  In addition, if a Method A member fails to deliver all of the corn it was obligated to deliver, that member’s allocation of our profit or losses and any cash distributions is proportionately reduced and we may terminate the member’s membership.

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

For the 2015 fiscal year, 29% of members elected to deliver corn by Method A and 71% elected to deliver corn by Method B.  This election will result in 29% of the Cooperative’s income and/or losses and 29% of any cash distributions being allocated to the Method A pool in fiscal year 2015, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

Results of Operations

Comparison of the Six Months Ended June 30, 2015 and 2014

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

For the six-months ended June 30 2015, the Cooperative sold approximately 8.1 million bushels of corn compared to 8.0 million bushels of corn sold during the six-months ended June 30, 2014.  For the six-months ended June 30, 2015 and 2014, the Cooperative recognized corn revenue of $34,915,000 and $36,115,000, respectively, a decrease of 3%, due primarily to a decrease in the selling price per bushel of corn sold in 2015 compared to 2014.  The Cooperative recognized corn expense of $34,959,000 and $36,157,000 in 2015 and 2014 respectively, a decrease of 3% due primarily to a decrease in the cost per bushel of corn purchased in 2015 compared to 2014.  For the six-months ended June 30, 2015 and 2014, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 2,517,000 and 2,329,000, bushels of corn respectively using Method A, and 5,587,000 and 5,718,000 bushels of corn respectively, using Method B. For the six-months ended June 30, 2015 and 2014, the Cooperative recognized expense of $46,000 and $46,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the six-months ended June 30, 2015, of $2,390,000 compared to $3,187,000 for the six-months ended June 30, 2014.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the six-months ended June 30, 2015, was $352,000 compared to $409,000 for the six-months ended June 30, 2014.

Interest Income. Interest income for the six-months ended June 30, 2015, was $4,000 compared to $6,000 for the six-months ended June 30, 2014.

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenues.  For the three-months ended June 30, 2015, the Cooperative sold approximately 3.7 million bushels of corn compared to 3.8 million bushels of corn sold during the three-months ended June 30, 2014.  For the three-months ended June 30, 2015 and 2014, the Cooperative recognized corn revenue of $15,910,000 and $15,261,000, respectively, an increase of 4%, due primarily to an increase in the selling price per bushel of corn sold in 2015 compared to 2014.  The Cooperative recognized corn expense of $15,932,000 and $15,281,000 in 2015 and 2014 respectively, an increase of 4% due primarily to an increase in the cost per bushel of corn purchased in 2015 compared to 2014.  For the three-months ended June 30, 2015 and 2014, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 979,000 and 959,000, bushels of corn respectively using Method A,  and 2,786,000 and 2,861,000 bushels of corn respectively, using Method B. For the three-months ended June 30, 2015 and 2014, the Cooperative recognized expense of $23,000 and $23,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three-months ended June 30, 2015, of $1,066,000 compared to $1,832,000 for the three-months ended June 30, 2014.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the three-months ended June 30, 2015, was $139,000 compared to $199,000 for the three-months ended June 30, 2014.

Interest Income. Interest income for the three-months ended June 30, 2015, was $2,000 compared to $3,000 for the three-months ended June 30, 2014.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2015 was $1,110,000 compared to $1,929,000 at June 30, 2014.

The Cooperative had no long-term debt as of June 30, 2015 or June 30, 2014.

The Cooperative used operating cash flows of $494,000 for the six-month period ended June 30, 2015 compared to $434,000 for the six-month period ended June 30, 2014.

The Cooperative received cash distributions from ProGold totaling $5,458,000 for the six-month period ended June 30, 2015 compared to $5,502,000 for the six-month period ended June 30, 2014.

The Cooperative paid cash distributions to its members totaling $6,662,000 for the six-month period ended June 30, 2015 compared to $6,507,000 for the six-month period ended June 30, 2014.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2015.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

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

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 14, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet for at June 30, 2015 and December 31, 2014, (ii) Statements of Operations and Comprehensive Income for the six-month periods ended June 30, 2015 and 2014, (iii) Statement of Cash Flows for the six-month periods ended June 30, 2015 and 2014, and (iv) Notes to Financial Statements.**

* A management contract or compensatory plan required to be filed with this report.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: August 14, 2015	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer