Form 10-Q
period 2015-09-30
Golden Growers Cooperative
filed 2015-11-16
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED BALANCE SHEETS

(In Thousands)

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,371	$2,483
Short-Term Investments	220	218
Prepaids and Other Current Assets	4	220
Total Current Assets	3,595	2,921

Property and Equipment, Net	3	4

Investment in ProGold Limited Liability Company	27,032	31,344

Total Assets	$30,630	$34,269

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:

Accrued Liabilities	3,566	216
Total Current Liabilities	3,566	216

Members’ Equity
Members’ Equity	27,064	34,053
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2015 and December 31, 2014

Total Members’ Equity	27,064	34,053

Total Liabilities and Members’ Equity	$30,630	$34,269

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
OPERATIONS
Corn Revenue	$11,554	$12,956	$46,469	$49,071
Corn Expense	(11,587)	(12,980)	(46,546)	(49,137)
Net Income from ProGold Limited Liability Company	1,407	1,370	3,797	4,557
General & Administrative Expenses	(138)	(121)	(490)	(530)

Net Income from Operations	1,236	1,225	3,230	3,961

Interest Income	2	2	6	8

Net Income Before Income Tax	1,238	1,227	3,236	3,969

Income Tax Provision	—	—	—	—

Net Income	$1,238	$1,227	$3,236	$3,969

Weighted Average Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Membership Unit
Primary and Fully Diluted	$0.08	$0.08	$0.21	$0.26

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net Income	$3,236	$3,969
Net (Income) from ProGold Limited Liability Company	(3,797)	(4,557)
Depreciation	1	1
Changes in Assets and Liabilities
Short-Term Investments	(2)	—
Prepaids and Other Current Assets	216	9
Accrued Liabilities	(213)	3
Net Cash Used in Operating Activities	(559)	(575)

Cash Flows from Investing Activities
Distribution received from ProGold LLC	8,109	7,257
Net Cash Provided by Investing Activities	8,109	7,257

Cash Flows from Financing Activities
Member distributions paid	(6,662)	(6,507)
Net Cash Used by Financing Activities	(6,662)	(6,507)

Increase (Decrease) in Cash and Cash Equivalents	888	175

Cash and Cash Equivalents, Beginning of Period	2,483	3,154

Cash and Cash Equivalents, End of Period	$3,371	$3,329

Non-Cash Financing Activity
Accrued Dividend Payable to Members	$3,563	$3,098

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (the “Cooperative”) for the nine-month periods ended September 30, 2015 and 2014 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the nine-month period ended September 30, 2015, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2015.

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

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (“ProGold LLC”).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	September 30,		December 31,
(In Thousands)	2015	2014	2014

Current Assets	$151	$1,950	$2,375
Long-Term Assets	55,928	66,898	65,019
Total Assets	$56,079	$68,848	$67,394

Current Liabilities	$411	$1,965	$2,627
Long-Term Liabilities	500	900	800
Total Liabilities	911	2,865	3,427

Members’ Equity	55,168	65,983	63,967

Total Liabilities and Members’ Equity	$56,079	$68,848	$67,394

Rent Revenue on Operating Lease	$17,222	$18,275	$24,125
Expenses	9,472	8,974	11,919
Net Income	$7,750	$9,301	$12,206

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of September 30, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015:
Money Market & CD’s	$220	$—	$—	$220

December 31, 2014:
Money Market & CD’s	$218	$—	$—	$218

NOTE 5 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the nine-months ended September 30, 2015 and September 30, 2014 (in thousands):

	September 30,	September 30,
	2015	2014
Service Cost	$—	$—
Interest Cost	39	40
Expected return on plan assets	(44)	(45)
Amortization of net (gain) loss	2	—
Net periodic pension cost	$(3)	$(5)

Through the nine-months ended September 30, 2015, the Cooperative has made $19,500 in contributions as compared to $48,000 through the nine-months ended September 30, 2014.  The Cooperative anticipates making $25,000 in contributions in 2015.  Contributions in 2014 totaled $74,000.

NOTE 6 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our financial statements.

NOTE 7 — DISTRIBUTIONS TO MEMBERS

On February 23, 2015, the Cooperative made distributions to its members totaling $3,253,001 or $0.21 per outstanding membership unit. On June 29, 2015, the Cooperative made distributions to its members totaling $3,407,906 or $0.22 per outstanding unit. At its September meeting, the Cooperative’s board authorized a distribution to its members totaling $3,562,810, or $0.23 per outstanding membership unit to be paid in October 2015.  On October 6, the Cooperative made the distribution to its members.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

NOTE 9 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2015 financial statements.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2015 and 2014

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

For the nine-months ended September 30 2015, the Cooperative sold approximately 11.7 million bushels of corn compared to 11.6 million bushels of corn sold during the nine-months ended September 30, 2014.  For the nine-months ended September 30, 2015 and 2014, the Cooperative recognized corn revenue of $46,469,000 and $49,071,000, respectively, a decrease of 5%, due primarily to a decrease in the selling price per bushel of corn sold in 2015 compared to 2014.  The Cooperative recognized corn expense of $46,546,000 and $49,137,000 in 2015 and 2014 respectively, a decrease of 5% due primarily to a decrease in the cost per bushel of corn purchased in 2015 compared to 2014.  For the nine-months ended September 30, 2015 and 2014, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 3,396,746 and 3,078,238 bushels of corn respectively using Method A, and 8,352,763 and 8,533,888 bushels of corn respectively, using Method B. For the nine-months ended September 30, 2015 and 2014, the Cooperative recognized expense of $69,000, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the nine-months ended September 30, 2015, of $3,797,000 compared to $4,557,000 for the nine-months ended September 30, 2014. A decrease of 17% due primarily to a reduction in rent revenue recognized by ProGold.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the nine-months ended September 30, 2015, was $490,000 compared to $530,000 for the nine-months ended September 30, 2014.

Interest Income. Interest income for the nine-months ended September 30, 2015, was $6,000 compared to $8,000 for the nine-months ended September 30, 2014.

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenues.  For the three-months ended September 30, 2015 and 2014, the Cooperative sold approximately 3.6 million and 3.6 million bushels of corn, respectively.  For the three-months ended September 30, 2015 and 2014, the Cooperative recognized corn revenue of $11,554,000 and $12,956,000, respectively, a decrease of 11%, due primarily to a decrease in the selling price per bushel of corn sold in 2015 compared to 2014.  The Cooperative recognized corn expense of $11,587,000 and $12,980,000 in 2015 and 2014 respectively, a decrease of 11% due primarily to a decrease in the cost per bushel of corn purchased in 2015 compared to 2014.  For the three-months ended September 30, 2015 and 2014, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 880,144 and 749,550 bushels of corn respectively using Method A, and 2,765,546 and 2,815,796 bushels of corn respectively, using Method B. For the three-months ended September 30, 2015 and 2014, the Cooperative recognized expense of $23,000, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three-months ended September 30, 2015, of $1,407,000 compared to $1,370,000 for the three-months ended September 30, 2014.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the three-months ended September 30, 2015, was $138,000 compared to $121,000 for the three-months ended September 30, 2014.

Interest Income. Interest income for the three-months ended September 30, 2015, was $2,000 compared to $2,000 for the three-months ended September 30, 2014.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2015 was $29,000 compared to $443,000 at September 30, 2014.

The Cooperative’s board has determined that the Cooperative does not require high levels of working capital to operate the Cooperative successfully.

The Cooperative had no long-term debt as of September 30, 2015 or September 30, 2014.

The Cooperative used operating cash flows of $559,000 for the nine-month period ended September 30, 2015 compared to $575,000 for the nine-month period ended September 30, 2014.

The Cooperative received cash distributions from ProGold totaling $8,109,000 for the nine-month period ended September 30, 2015 compared to $7,257,000 for the nine-month period ended September 30, 2014.

The Cooperative paid cash distributions to its members totaling $6,662,000 for the nine-month period ended September 30, 2015 compared to $6,507,000 for the nine-month period ended September 30, 2014.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2015.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

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

Exhibit No.	Exhibit Description

Filed herewith electronically

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2014 and August 31, 2015.

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 16, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet for at September 30, 2015 and December 31, 2014, (ii) Statements of Operations for the nine-month periods ended September 30, 2015 and 2014, (iii) Statement of Cash Flows for the nine-month periods ended September 30, 2015 and 2014, and (iv) Notes to Financial Statements.**

* A management contract or compensatory plan required to be filed with this report.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 16, 2015	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer