Form 10-K
period 2015-12-31
Golden Growers Cooperative
filed 2016-03-30
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No.:  000-53957

GOLDEN GROWERS COOPERATIVE

(Exact name of registrant as specified in its charter)

Minnesota	27-1312571
(State of incorporation)	(I.R.S. Employer Identification Number)

1002 Main Avenue W, Suite 5 West Fargo, ND 58078	701-281-0468
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐  No ☒

As of March 24, 2016, the registrant had 15,490,480 Units issued and outstanding.  There is no established public market for the registrant’s Units.  Although there is a limited, private market for the registrant’s Units, the registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the registrant’s Units held by non-affiliates.

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

History

The Cooperative was originally formed in 1994 as a North Dakota cooperative with the goal of allowing its members to receive additional value from the corn that they grow through the processing of that corn into value-added products, such as corn sweeteners.  The Cooperative accomplished this purpose by forming a joint venture that formed ProGold Limited Liability Company (ProGold), a Minnesota limited liability company that designed and constructed a corn wet-milling facility in Wahpeton, North Dakota to process corn into high fructose corn syrup and related co-products.  The Cooperative’s membership in ProGold included a right and obligation for the Cooperative to deliver corn to the ProGold facility for processing.  The Cooperative’s members delivered corn to the ProGold facility on the Cooperative’s behalf to meet this delivery obligation.

On November 1, 1997, ProGold entered into an operating lease with Cargill Incorporated for the entire ProGold facility. Cargill has operated the facility continually since this time.  The current lease with Cargill runs through December 31, 2017. While ProGold no longer operates the wet-milling facility, the Cooperative, through its members, continues to have the obligation to deliver corn directly to Cargill at the wet-milling facility for processing.

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

Any person residing in the United States can own our Units as long as that person delivers or provides for the delivery of corn for processing at the ProGold facility.  Ownership of our Units requires our members to deliver corn to the Cooperative in proportion to the number of Units each member holds.  Currently 15,490,480 Units are issued and outstanding.  The Cooperative’s income and losses are allocated to our members based on the volume of corn a member delivers or has delivered.  Subject to certain limitations, as long as a member patronizes the Cooperative by delivering corn equal to the number of Units held by the member, the member will be allocated a corresponding portion of our income (or loss).  In this way, we operate on a cooperative basis.

To hold our Units a member is required to execute a Uniform Member Agreement that obligates the member to deliver corn to us and an Annual Delivery Agreement by which each member annually elects the member’s method to deliver corn — either Method A or Method B, or a combination of both.  Under Method A, a member is required to physically deliver the required bushels of corn to us either at the ProGold facility or another location designated by the Cooperative.  Under Method B, a member appoints us as its agent to arrange for the acquisition and delivery of the required bushels of corn on the member’s behalf.  Separate from leasing the facility from ProGold, Cargill is in the grain services business.  In order to most cost effectively provide delivery services to our members, the Cooperative has entered into an agreement with Cargill whereby we appoint Cargill as our agent to arrange for the delivery of the corn by our members who elect to deliver corn using Method A, and we appoint Cargill as our agent to acquire corn on our behalf for our members who elect to deliver corn using Method B.  If a member elects to deliver corn using Method B, the price per bushel the Cooperative pays to the member is equal to the price per bushel paid by Cargill to acquire the corn as our agent.  The Cooperative pays members who deliver corn under Method A the market price or contracted price for their corn at the time of delivery.  Members who deliver corn under Method A receive from the Cooperative an incentive payment of $.05 per bushel on the corn that they deliver while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having us deliver corn on their behalf.  The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of our Board of Directors.  While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf.

Annually, we notify Cargill of the number of bushels of Method A corn to be delivered by each member who has elected to deliver corn by Method A.  Once we provide notification to Cargill of the number of bushels of corn, Cargill then confirms the amount of corn with each member and notifies that member with respect to quality specifications, allowances, deductions and premiums to be applicable to that corn.  That Method A member then directly contracts with Cargill for the contract price agreed upon for the corn or, in the absence of an agreed upon price, the market price per bushel for corn delivered on the day on which the corn is delivered and accepted at the facility.  With respect to all corn that is delivered by Method A, Cargill pays to the Cooperative the aggregate purchase price for corn purchased from our members, and then, on our behalf, makes individual payments for corn directly to our members.  In the event a member who has elected to deliver corn by Method A delivers to Cargill more than its delivery commitment, any corn delivered in excess of that commitment is handled as a direct sale of corn to Cargill and is priced at the current closing delivery corn price established by Cargill at the facility on the day it is unloaded.  In the event a member who has elected to deliver corn by Method A delivers to Cargill less than its committed amount of corn, the quantity of the shortfall is then purchased and delivered by Cargill on our behalf, but this purchased corn is not credited to such member’s account.  If a member fails to fully satisfy the corn delivery requirement, Cargill purchases replacement corn for which we reimburse Cargill the amount by which the underlying contracted corn price is less than the price of buying the replacement corn that was due on the delivery date.  In addition, if a member fails to deliver all of the corn it was obligated to deliver, that member’s allocation of our profit or losses and any cash distributions is proportionately reduced and we may terminate the member’s membership.

Based on the corn to be delivered by our members using Method A, Cargill then purchases the remainder of the corn to be delivered by us on behalf of our Method B delivering members at such time and in such quantities and at such prices it deems appropriate and in the best interest of us and Cargill.  Because Cargill purchases the corn on our behalf for our members who elect to deliver using Method B, the purchase price for the corn that would be paid to our members if they actually delivered the corn is offset against the payment to be made by us to Cargill for the cost to purchase the corn, thus no payment is made from Cargill to us for corn delivered using Method B.

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

All of our agreements with Cargill terminate if the lease between Cargill and ProGold is not renewed.  We cannot predict if we will be able to continue on the same contract or economic terms with Cargill after December 31, 2017 if the lease is not renewed.

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

For the 2014 fiscal year, our members elected to and delivered 27.5% of the bushels of corn by Method A and 72.5% of the bushels of corn by Method B.  This resulted in 27.5% of our income and/or losses and 27.5% of any cash distributions being allocated to the Method A pool for fiscal year 2014, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

For the 2015 fiscal year, our members elected to and delivered 28.7% of the bushels of corn by Method A and 71.3% of the bushels of corn by Method B.  This resulted in 28.7% of our income and/or losses and 28.7% of any cash distributions being allocated to the Method A pool in fiscal year 2015, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

Ownership in ProGold

The Cooperative owns a 49% interest in ProGold and American Crystal owns a 51% interest in ProGold.  American Crystal’s fiscal year ends on August 31 each year so ProGold’s fiscal year aligns with American Crystal’s.

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

The lease of the wet-milling facility between ProGold and Cargill terminates on December 31, 2017.  There can be no assurances given that the lease will be renewed or that if the lease is renewed that the economic terms of the lease will remain the same.

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

Employees

As of December 31, 2015, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer and one part-time employee, neither of whom is covered by a collective bargaining agreement.  Management considers its employee relations to be good.

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

Item 1A.  RISK FACTORS

The risks described below together with all of the other information included in this report should be considered carefully.  The risks and uncertainties described below and elsewhere in this Form 10-K are not the only ones we face.  If any of the following risks actually occur, our business’s financial condition or results of operations would likely suffer.  In that case, the distributions made to our members may decrease, the value of our Units could fall, and a member could lose all or part of his, her or its investment.

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

Cooperative’s contracts with Cargill are connected to the term of the lease between ProGold and Cargill.

The Cooperative’s various agreements with Cargill, including the Grain Services Agreement and the Corn Supply Agreement, terminate automatically if the lease between Cargill and ProGold is not renewed.  If the lease between ProGold and Cargill is renewed, extended or renegotiated, these contracts continue.  The Cooperative substantially relies on Cargill through these agreements to perform material functions for the Cooperative.  If these agreements terminate because the lease between ProGold and Cargill terminates, the Cooperative may not be able to provide these services on its own or find a vendor to provide these services (including Cargill) on the same advantageous economic terms.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We lease executive office space at 1002 Main Avenue West, Suite 5, West Fargo, ND 58078.  The Cooperative’s office space needs are limited and easily met by a market rate lease.

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

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members.  For the fiscal year ended December 31, 2013, the Cooperative made aggregate cash distributions to members of $9,304,000.  For the fiscal year ended December 31, 2014, the Cooperative made aggregate cash distributions to members of $9,604,000.  For the fiscal year ended December 31, 2015, the Cooperative made aggregate cash distributions to members of $10,225,000.

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

Taxation as a Minnesota 308B Cooperative Association

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

Tax Basis of Units and Periodic Basis Adjustments

Under Section 722 of the Code, a member’s initial basis in his or her Units in the Cooperative will be equal to the sum of the amount of money contributed to the Cooperative or the member’s purchase price for the Units if the Units were purchased from another member.  This amount is increased by a member’s share of our debt.  The Cooperative has no indebtedness.

A member’s basis in our Units will be increased to reflect the member’s distributive share of our taxable income.  If a member makes additional capital contributions at any time, the adjusted Unit basis will be increased by the amount of any cash contributed.

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

•                  transfers between members of a family, which is defined as brothers and sisters (whether by whole or half-blood), spouses, ancestors, and lineal descendants under Section 267(c)(4) of the Code;

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

Effect of Tax Code Section 754 Election on Unit Transfers

Each member’s adjusted basis in the Units (Outside Basis) initially will equal the member’s proportionate share of the adjusted basis of the Cooperative in our assets (Inside Basis).  Over time, however, it is probable that changes in Unit values and cost recovery deductions will cause the value of a Unit to differ materially from the member’s proportionate share of the Inside Basis.  Section 754 of the Code permits us to make an election (a 754 Election) that allows a transferee who acquires our Units either by purchase, or upon the death of a member, to adjust the transferee member’s share of the Inside Basis to fair market value as reflected by the Unit price in the case of a purchase, or the estate tax value of the Unit in the case of an acquisition upon death of a member.  Once the amount of the transferee member’s basis adjustment is determined, it is allocated among the transferee’s pro-rata portion of our various assets pursuant to Section 755 of the Code.

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

Current IRS Audit Procedures

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

Item 6.  SELECTED FINANCIAL DATA

The following table presents our selected historical financial data.  We derived the selected income statement data from our audited financial statements for the fiscal years ended December 31,

2011, 2012, 2013, 2014 and 2015, which have been audited by Widmer Roel P.C., independent auditors.  The historical results are not necessarily indicative of the results that may be expected in the future.  You should read this data together with our financial statements and related notes included elsewhere in this report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INCOME STATEMENT DATA:

(in thousands, except share and per unit data)

	Years Ended December 31
	2011	2012	2013	2014	2015
Corn Revenue	79,376	$92,838	82,925	$61,130	$56,370
Corn Expense	(79,478)	(92,935)	(83,016)	(61,219)	(56,475)
Net Income from ProGold Limited Liability Company	6,157	6,596	5,746	5,981	5,250
General & Administrative Expenses	(733)	(861)	(869)	(660)	(620)
Net Income from Operations	5,322	5,638	4,786	5,232	4,525
Interest Income	16	11	11	10	8
Net Income Before Income Tax	5,338	5,649	4,797	5,242	4,533
Income Tax Provision	—	—	—	—	—
Net Income	$5,338	$5,649	$4,797	$5,242	$4,533
Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480	15,490,480

Primary and Fully Diluted Earnings Per Unit	$0.34	$0.36	$0.31	$0.34	$0.29

BALANCE SHEET DATA:
Current Assets:
Cash and Cash Equivalents	$2,203	$2,698	$3,154	$2,483	$2,272
Short-Term Investments	217	218	218	218	220
Other Current Assets	1	1	10	220	287
Total Current Assets	2,421	2,917	3,382	2,921	2,779

Investment in ProGold Limited Liability Company	44,327	40,070	35,032	31,344	25,831
Other Non-Current Assets	3	8	6	4	3
Total Assets	$46,751	$42,995	38,420	34,269	28,613

Current Liabilities	$27	$72	4	$216	$252

Non-Current Liabilities	$148	$179	—	—	48

Members’ Equity:
Membership Units	46,724	42,923	38,416	34,053	28,361

Accumulated Other Comprehensive Income	(148)	(179)	—	—	(48)

Total Members’ Equity	46,576	42,744	38,416	34,053	28,313

Total Liabilities and Members’ Equity	$46,751	$42,995	$38,420	$34,269	$28,613

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2015 and December 31, 2014

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

For the fiscal year ended December 31, 2015, the Cooperative sold approximately 15.5 million bushels of corn compared to 15.5 million bushels of corn sold during the fiscal year ended December 31, 2014.  For the fiscal periods ended December 31, 2015 and 2014, the Cooperative recognized corn revenue of $56,370,000 and $61,130,000 respectively, a decrease of 8% due primarily to the decrease of the price of corn sold.  The Cooperative recognized corn expense of $56,475,000 and $61,219,000 in 2015 and 2014 respectively, a decrease of 8% due primarily to decrease in the price of corn purchased.   For the fiscal year ended December 31, 2015, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,453,298 bushels of corn using Method A and 11,037,184 bushels of corn using Method B resulting in incentive fee expense of $223,000 and agency fee income of $221,000 for this period while for the fiscal year ended December 31, 2014, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,262,798 bushels of corn using Method A and 11,227,684 bushels of corn using Method B resulting in incentive fee expense of $213,000 and agency fee income of $225,000 for this period.  For the fiscal periods ended December 31, 2015 and 2014, the Cooperative recognized expense of $92,000 and $92,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the fiscal year ended December 31, 2015, of $5,250,000, a decrease of $731,000 or 12% as compared to $5,981,000 for the period ended December 31, 2014.

General and Administrative Expenses.  The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  The general and administrative expenses for the fiscal year ended December 31, 2015, was $620,000 a decrease of $40,000 or 6% as compared to the fiscal year ended December 31, 2014.  The decrease was due primarily to decreased professional consulting and pension plan expenses.

Interest Income.  Interest income for the fiscal year ended December 31, 2015, was $8,000 compared to $10,000 for the fiscal year ended December 31, 2014.

Comparison of Fiscal Years Ended December 31, 2014 and December 31, 2013

Revenues. For the fiscal year ended December 31, 2014, the Cooperative sold approximately 15.5 million bushels of corn compared to 15.5 million bushels of corn sold during the fiscal year ended December 31, 2013.  For the fiscal periods ended December 31, 2014 and 2013, the Cooperative recognized corn revenue of $61,130,000 and $82,925,000 respectively, a decrease of 26% due primarily to the decrease of the price of corn sold.  The Cooperative recognized corn expense of $61,219,000 and $83,016,000 in 2014 and 2013 respectively, a decrease of 26 % due primarily to decrease in the price of corn purchased.   For the fiscal year ended December 31, 2014, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,262,798 bushels of corn using Method A and 11,227,684 bushels of corn using Method B resulting in incentive fee expense of $213,000 and agency fee income of $225,000 for this period while for the fiscal year ended December 31, 2013, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,273,298 bushels of corn using Method A and 11,217,182 bushels of corn using Method B resulting in incentive fee expense of $214,000 and agency fee income of $224,000 for this period.  For the fiscal periods ended December 31, 2014 and 2013, the Cooperative recognized expense of $92,000 and $92,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

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

Liquidity and Capital Resources

The Cooperative’s working capital at December 31, 2015, was $2,527,000.  The Cooperative’s working capital at December 31, 2014, was $2,705,000.  The Cooperative’s working capital at December 31, 2013, was $3,378,000.

On July 16, 2013, the Cooperative terminated its $1,000,000 line of credit with a variable interest rate based on the prime rate.  The line of credit had been secured by all of the business assets of the Cooperative.

The Cooperative had no long-term debt as of December 31, 2015, December 31, 2014, and December 31, 2013.

The Cooperative used operating cash flows of $747,000 for the fiscal year ended December 31, 2015, $735,000 for the fiscal year ended December 31, 2014, and $1,024,000 for the fiscal year ended December 31, 2013.

The Cooperative received cash distributions from ProGold totaling $10,763,000 for the fiscal year ended December 31, 2015, $9,669,000 for the fiscal year ended December 31, 2013 and $10,784,000 for the fiscal year ended December 31, 2013.

The Cooperative paid cash distributions to its members totaling $10,225,000 for the fiscal year ended December 31, 2015, $9,605,000 for the fiscal year ended December 31, 2014 and $9,304,000 for the fiscal year ended December 31, 2013.

The following table provides information regarding the Cooperative’s contractual obligations as of December 31, 2015:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Purchase Obligations(1)	$184,000	$92,000	$92,000	$0	$0
Operating Lease Obligations	$0	$0	$0	$0	$0

Total Contractual Obligations	$184,000	$92,000	$92,000	$0	$0

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

The Cooperative does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2016.  The quarterly Method B bushel delivery and agency fee revenue was calculated by allocating the portion of the total annual agency fee for a particular quarter or cumulating it for the particular period.  The annual Method B bushel delivery and agency fee revenue is confirmed at the conclusion of the fiscal year.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Cooperative’s financial statements for the fiscal years ended December 31, 2013, 2014 and 2015 have been audited to the extent indicated in this report by Widmer Roel PC, an independent registered public accounting firm.  The financial statements have been prepared in accordance with generally accepted account principles and are included in Appendix A of this report.

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOCUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2015.  Based on that review and evaluation,  the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2015, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015 based on these criteria.

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

The name, age, position, district and term details of each of the Directors and the Named Executive Officer are as of March 15, 2016 are as follows:

Name and Address	Age	District	Director Since	Term Expires

Mark Harless (Chairman)	59	East Central	2011	2017
Nicolas Pyle (1st Vice Chairman)	36	Northwest	2010	2016
Shaun Beauclair (2nd Vice Chairman)	51	Northeast	2008	2017
David Benedict (Director)	49	East Central	2010	2016
Bernie DeCock (Director)	60	Southeast	2008	2017
Matthew Hasbargen (Secretary)	45	Southwest	2013	2016
Scott Jetvig (Director)	49	East Central	2015	2018
Gary L. Jirak (Director)	57	Northeast	2008	2018
Brett Johnson (Director)	48	Southwest	2013	2016
Chris A. Johnson (Director)	59	Southwest	2008	2017
Glenn Johnson (Director)	57	Northwest	2008	2017
Byron Koehl (Director)	50	Southeast	2010	2016
Leslie Nesvig (Treasurer)	76	Northwest	2008	2018
Bruce Speich (Director)	62	Southwest	2008	2018
Larry Vipond (Director)	65	Southeast	2015	2018

Executive Officer
Scott Stofferahn	58		—	—

Below is the biographical information on each Director and our Executive Officer.

Shaun Beauclair.  Mr. Beauclair has been a director since 2008 and Second Vice-Chair since March 2015.  Mr. Beauclair farms in the Stephen, Minnesota, area, and has been a Farm Operation instructor at Northland Community College in East Grand Forks, Minnesota.  He has served on the Stephen, Minnesota School Board and his church board.  In addition, Mr. Beauclair was a director of the Gold Energy ethanol project start-up board. Mr. Beauclair received his Bachelor of Science Degree in Agronomy and completed graduate courses in Agricultural Economics from North Dakota State University.

David Benedict.  Mr. Benedict has been a director since 2010.  Mr. Benedict has farmed in the Sabin, Minnesota, between 1987 to 2014,  and is employed with Steffes Group Auction Service.  Mr. Benedict took accounting classes at Moorhead State University and later received a Farm Business Management Degree from Minnesota State Community and Technical College.

Bernard J. DeCock.  Mr. DeCock has been a director since 2008 and has farmed near Ghent, Minnesota, since 1978.  Mr. DeCock has served on the boards of MGT Co-op Oil Company of Minnesota; Farmers Cooperative Association of Canby, Minnesota; Viking Investment Club of Ghent, Minnesota and St. Edward’s Church Endowment Board of Minnesota, Minnesota.  Mr. DeCock is currently serving as a school board member of Independent School District 414, Minnesota.

Mark L. Harless.  Mr. Harless has been a director in March of 2011 and Chairman since March 2015, and has farmed near Moorhead, Minnesota, since 1985.  Mr. Harless serves as vice president of the Lee Bean and Seed, Inc., an edible bean elevator located in Borup, Minnesota, where he has been employed since 1985.  Mr. Harless received his Bachelor of Science degree in Communications from Concordia College.

Matt Hasbargen.  Mr. Hasbargen has been a director since March 2013 and Secretary since March 2015.  He farms near Breckenridge, Minnesota.  In the winter months, he works for AgCountry Farm Credit Services as a Senior Insurance Specialist.  Prior to returning home to farm in 1999, Mr. Hasbargen worked for Minnesota Life in St. Paul, Minnesota, where he managed life insurance accounts for Farm Credit districts throughout the United States.  Mr. Hasbargen holds an Economics degree from Concordia College.

Scott Jetvig Mr. Jetvig has been a director since March 2015, and has farmed near Hawley, Minnesota since 1989. In additional to his individual farming operation, Mr. Jetvig is President of SKJ Investments, Inc., an incorporated farming operation, and has served on Halstad Mutual Fire Insurance Company and Hawley Lutheran Church boards. Mr. Jetvig holds Business Administration and Economics degrees from Moorhead State University

Gary L. Jirak.  Mr. Jirak has been a director since 2008.  Mr. Jirak has farmed in the Breckenridge, Minnesota area for since 1983.

Brett Johnson.  Mr. Johnson has been a director since March 2013.  He farms in partnership with his brother near Mooreton, ND where they raise corn, soybeans, and sunflowers.  He holds a Bachelor of Science degree in Agricultural Economics from NDSU.  Mr. Johnson previously served twenty one years as a Township Officer, twelve years on the Wyndmere, ND School Board, and six years on the North Dakota Soybean Council.

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

Byron Koehl.  Mr. Koehl has been a director since March 2010, and he is a partner in his family’s farming operation near Hancock, Minnesota, since 1984.  Mr. Koehl serves as President of Outback Five, Inc., of Hancock, Minnesota and is the past President of the Stevens County Pork Producers.

Leslie O. Nesvig.  Mr. Nesvig has been a director since 2008 and Treasurer since 2017.  Mr. Nesvig has farming interests in LaMoure and Ranson Counties in North Dakota and Polk County in Minnesota.  He has forty years of experience the banking industry including serving as President of the First State Bank of LaMoure from 1973 to 2009.  Mr. Nesvig is currently retired.   He served as Chairman of the Gold Energy ethanol plant start-up project and currently serves as a Director for Nored, Inc. and for Bancinsure. Mr. Nesvig has a Bachelor of Science Degree in Agricultural Economics and Business from North Dakota State University.

Nicolas A. Pyle.  Mr. Pyle has been a director since 2010 and First Vice-Chair since March 2015.  Mr. Pyle holds a BSB degree in finance from the University of Minnesota Carlson School of Management.  He has been farming since 2002 near Casselton, North Dakota.  Mr. Pyle serves as a director of McIntyre-Pyle, Inc.  Mr. Pyle is president and a director of Unity Seed Company, a member of Global Soy Genetics LLC and Director of McIntyre Farms Partnership.  He is treasurer of Westminster Presbyterian Church.

Bruce K. Speich.  Mr. Speich has been a director since 2008, and he has farming/ranching operations located in Milnor, North Dakota, and has been farming since 1975.  Mr. Speich currently serves as director for North Dakota Beef Cattle Improvement Association and director for Wild Rice Soil Conservation District.

Lawrence A. Vipond. Mr. Vipond has been a director since March 2015. He has been farming since 1971 and is a partner in Vipond Farms of Norcross, MN.  Mr. Vipond previously served on the New Horizons Board of Directors and the St. Charles Church Board, and he has also served as Chairman of the Herman Community Center Capital Fund Drive. Mr. Vipond attended Fergus Falls Community College.

Scott Stofferahn.  Mr. Stofferahn was elected Executive Vice President, Chief Executive Officer and Chief Financial Officer of the Cooperative effective October 15, 2012.  Starting in March 2001, Mr. Stofferahn worked as State Director for North Dakota Senator Kent Conrad.  Prior to that, he was the State Executive Director for the North Dakota Farm Service Agency from 1993 to 2001.  Mr. Stofferahn has extensive public service experience including serving in the North Dakota State House of Representatives from 1982 to 1992.  Mr. Stofferahn received his Bachelor of Science Degree from North Dakota State University.

Subsequent Event

On March 24, 2016, at a meeting of the members, Mr. Nicolas Pyle, Mr. Matthew Hasbargen, Mr. Brett Johnson, Mr. Byron Koehl, and Mr. David Benedict were re-elected. At a meeting of the newly constituted Board of Directors immediately following the meeting of the members, Mr. Mark Harless was re-elected Chairman, Mr. Nicolas Pyle was re-elected First Vice Chairman, Mr. Shaun Beauclair was re-elected Second Vice Chairman, Mr. Matt Hasbargen was elected Secretary and Mr. Les Nesvig was elected Treasurer.

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

As of December 31, 2015, the Board of Directors of the Cooperative has determined that there is no audit committee financial expert serving on the Audit Committee.  The Cooperative is a cooperative association formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative association law, and the Cooperative’s Amended and Restated Bylaws, the Board of Directors must be composed of members of the Cooperative.   Based on the state law requirements for both membership and board service, the Cooperative is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Cooperative has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 for filing with the Securities and Exchange Commission.

On December 31, 2015, the members of the Audit Committee were Nicolas Pyle, chair, Gary Jarik, Shaun Beauclair, Leslie Nesvig, Glenn Johnson and Mark Harless.

Code of Ethics

The Cooperative has adopted a code of ethics that applies to its principal executive officer and principal financial officer as well as all employees and Directors of the Cooperative.  The Cooperative’s code of ethics is posted on its website.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Directors has a Personnel and Compensation Committee comprised of Messrs. Bernard DeCock, chair, Mark Harless, Matt Hasbargen, Chris Johnson and Bruce Speich.  The Committee and Board of Directors have reviewed and discussed the compensation discussion and analysis set forth in this report and, based on this review and discussion, the Board of Directors has approved the inclusion of the compensation discussion analysis in this report.

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

Perquisites and Other Benefits

Historically, the Cooperative provided a pension plan, 401(k) plan, term life and disability insurance, medical insurance and a vehicle allowance to its prior Named Executive Officer, Mr. Mark Dillon  in accordance with Mr. Dillon’s employment agreement.  Mr. Dillon retired on September 30, 2012.  The Cooperative entered into a Services Agreement with Mr. Dillon which concluded on March 31, 2013.

On October 15, 2012, Scott Stofferahn became our Named Executive Officer.  Mr. Stofferahn has different compensation arrangements with the Cooperative than those afforded to Mr. Dillon.

Pension Plan

The Cooperative provided a defined-benefit pension plan to all of its eligible employees.  The plan provided for monthly payments after retirement based on each employee’s earnings while in the Cooperative’s employment.  The plan provided for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.  Benefit accruals under the plan were frozen as of January 1, 2013.  Only Mr. Dillon participated in this pension plan.

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Scott Stofferahn, Executive Vice President**	2015	150,504				0	0	17,033	167,537
	2014	147,527				0	0	20,737	168,264
	2013	147,501				0	0	17,921	165,422

**Mr. Stofferahn commenced his employment on October 15, 2012.

Pension Benefits

The table below reflects information for any Named Executive Officer pertaining to the Cooperative’s Pension Plan.  Only Mr. Dillon, the Cooperative’s retired Named Executive Officer, receives payments under the Pension Plan.

Name (a)	Plan Name (b)	Number of Years Credit Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Mark Dillon, Executive Vice President (retired)	The Restated Noncontributory Retirement Plan for Cooperatives	15	$775,000	$54,000

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

The following table sets forth for the year ending December 31, 2015 the dollar value of all cash and non-cash compensation paid to individuals serving as Directors of the Cooperative during fiscal year 2015.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensa- tion	Total
Shaun Beauclair	2015	$6,050						$6,050
David Benedict	2015	$3,550						$3,550
Paul Borgen*	2015	$950						$950
Bernard DeCock	2015	$3,100						$3,100
Mark Harless	2015	$9,175						$9,175
Matt Hasbargen	2015	$4,300						$4,300
Scott Jetvig	2015	$2,550						$2,550
Gary Jirak	2015	$3,100						$3,100
Brett Johnson	2015	$3,100						$3,100
Chris A. Johnson	2015	$3,100						$3,100
Glenn Johnson	2015	$2,600						$2,600
Byron Koehl	2015	$3,550						$3,550
Jason Medhaug*	2015	$1,625						$1,625
Leslie Nesvig	2015	$4,100						$4,100
Nicolas Pyle	2015	$5,150						$5,150
Bruce Speich	2015	$3,100						$3,100
Larry Vipond	2015	$2,250						$2,250

* Served as directors until March 24, 2015.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2016 the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Scott Stofferahn, our Executive Vice President (our Named Executive Officer) and (4) all of our Directors and the Named Executive Officer as a group.  The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.  The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,556 members.  Each member of the Cooperative is allowed to cast one vote at any meeting of the members, regardless of the number of Units actually held by that member.  Some of our directors hold their Units through more than one entity which allows those directors to cast a vote for each one of those members.  The address of each director and our Named Executive Officer is 1002 Main Avenue W, Suite 5, West Fargo, ND 58078.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Number of Units (1)		Number of Membership Votes(2)	Percentage of Class
Beauclair, Shaun	148,000	(3)	3	0.96%
Benedict, David	15,000		1	0.10%
DeCock, Bernie	75,000		1	0.48%
Harless, Mark	28,000	(4)	1	0.18%
Hasbargen, Matt	8,000	(5)	1	0.05%
Jetvig, Scott	30,000		1	0.19%
Jirak, Gary	40,000	(6)	2	0.26%
Johnson, Brett	9,000		1	0.06%
Johnson, Chris	18,000	(7)	1	0.12%
Johnson, Glenn	50,703		1	0.33%
Koehl, Byron	8,000	(8)	2	0.05%
Nesvig, Les	4,000		1	0.03%
Pyle, Nicolas	57,000	(9)	3	0.37%
Speich, Bruce	4,000		1	0.03%
Vipond, Larry	69,000	(10)	1	0.45%
Stofferahn, Scott	16,667	(11)	1	0.11%

All directors and executive officers as a group (16 people)	580,370			3.75%

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

(4) Includes 28,000 Units owned jointly with his spouse.

(5) Included 8000 Units owned by Matthew Hasbargen Farm LLC of which Mr. Hasbargen is President.

(6) Includes 30,000 Units owned by Jirak Brothers Farming Partnership of which Mr. Jirak is a partner and 10,000 Units owned by Triple J. Ranch, Inc. of which Mr. Jirak is a shareholder.

(7) Includes 13,000 Units owned by C and S Farms of which Mr. Johnson is the President and 5,000 owned directly by Mr. Johnson’s Spouse.

(8) Includes 4000 Units as of C R Koehl & Sons, Inc. of which Mr. Koehl is a 8.75% owner

(9) Mr. Pyle owns no Units directly.  Includes 40,000 Units held by McIntyre Farms of which Mr. Pyle is a 25% owner, 10,000 Units held by  HarMar LLC of which Mr. Pyle is a 33% owner, and 7,000 Units held jointly with his spouse.

(10) Includes 69,000 Units owned by Vipond Farms of which Mr. Vipond is a 20% owner.

(11) Includes indirect interest in 16,667 Units owned by his spouse.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2015 and 2014 and fees, if any, for other services rendered by Widmer Roel during those periods.

	2015	2014
Audit Fees	$27,000	$30,180
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$27,000	$30,180

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2015.

Audit-Related Fees.  No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2015.

Tax Fees.  No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2015.

All Other Fees.  No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2015.

The Cooperative’s Audit Committee would pre-approve all professional services provided by Widmer Roel to the Cooperative.  The Audit Committee approved all of the services and the fees billed for such services to the Cooperative.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2015 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 Documents filed as part of this report

1.                                      Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2015 and 2014

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013.

Statements of Changes in Members’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Notes to the Financial Statements

2.                                      Financial Statement Schedules

None

(b)                                 Exhibits.  The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

GOLDEN GROWERS COOPERATIVE

By:	/S/ Scott Stofferahn
Scott Stofferahn
Dated: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed.

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Golden Growers Cooperative

Fargo, North Dakota

We have audited the accompanying balance sheets of Golden Growers Cooperative as of December 31, 2015 and 2014, and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for each of the years in the three-year period ended December 31, 2015.  Golden Growers Cooperative’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Growers Cooperative, as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Widmer Roel

Fargo, North Dakota
March 2, 2016

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(In Thousands)

	DECEMBER 31,
ASSETS	2014	2015

Current Assets:
Cash and Cash Equivalents	$2,483	$2,272
Short-Term Investments	218	220
Prepaid Expenses	220	287
Total Current Assets	2,921	2,779

Furniture and Equipment, Net	4	3

Investment in ProGold Limited Liability Company	31,344	25,831

Total Assets	$34,269	$28,613

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$23
Accrued Liabilities	216	229
Total Current Liabilities	216	252

Non-Current Liabilities	—	48

Members’ Equity:
Members’ Equity	34,053	28,361
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2015 and December 31, 2014
Accumulated Other Comprehensive Income (Loss)	—	(48)

Total Members’ Equity	34,053	28,313

Total Liabilities and Members’ Equity	$34,269	$28,613

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In Thousands)

	December 31, 2013	December 31, 2014	December 31, 2015
OPERATIONS
Corn Revenue	$82,925	$61,130	$56,370
Corn Expense	(83,016)	(61,219)	(56,475)
Net Income from ProGold Limited Liability Company	5,746	5,981	5,250
General & Administrative Expenses	(869)	(660)	(620)

Net Income from Operations	4,786	5,232	4,525

Interest Income	11	10	8

Net Income Before Income Tax	$4,797	$5,242	$4,533

Income Tax Provision	—		—
Net Income	$4,797	$5,242	$4,533

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.31	$0.34	$0.29

COMPREHENSIVE INCOME
Net Income	$4,797	$5,242	$4,533
Other Comprehensive Income (Loss), Net	179	—	(48)

Comprehensive Income	$4,976	$5,242	$ $4,485

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In Thousands)

	Accumulated Other Comprehensive Income	Members’ Equity	Total Members’ Equity
BALANCE, DECEMBER 31, 2012	(179)	42,923	42,744
Net income	—	4,797	4,797
Member distributions	—	(9,304)	9,304
Pension liability adjustment	179	—	179

BALANCE, DECEMBER 31, 2013	—	38,416	38,416
Net income	—	5,242	5,242
Member distributions	—	(9,605)	(9,605)
Pension liability adjustment	—	—	—

BALANCE, DECEMBER 31, 2014	—	$34,053	$34,053
Net income	—	4,533	4,533
Member distributions	—	(10,225)	(10,225)
Pension liability adjustment	(48)	—	(48)

BALANCE, DECEMBER 31, 2015	(48)	$28,361	$28,313

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In Thousands)

	December 31,	December 31,	December 31,
	2013	2014	2015

Cash Flows from Operating Activities
Net Income	$4,797	$5,242	$4,533
Net (Income) from ProGold Limited Liability Company	(5,746)	(5,981)	(5,250)
Depreciation	2	2	1
Changes in assets and liabilities
Prepaid expenses	(9)	(210)	(67)
Accounts payable	(67)	—	23
Accrued liabilities	(1)	212	13
Net cash used in operating activities	(1024)	(735)	(747)

Cash Flows from Investing Activities
Purchase of investments	—	—	(2)
Distribution received from ProGold LLC	10,784	9,669	10,763
Net cash Provided by Investing Activities	10,784	9,669	10,761

Cash Flows from Financing Activities
Member distributions paid	(9,304)	(9,605)	(10,225)
Net Cash Used by Financing Activities	(9,304)	(9,605)	(10,225)

Increase (Decrease) in Cash and Cash Equivalents	456	(671)	(211)

Cash and Cash Equivalents, Beginning of Period	2,698	3,154	2,483

Cash and Cash Equivalents, End of Period	$3,154	$2,483	$2,272

GOLDEN GROWERS COOPERATIVE

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014, AND 2013

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014, AND 2013

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

Income Taxes — Beginning September 1, 2009, Golden Growers Cooperative is taxed as a limited liability company under Subchapter K of the Internal Revenue Code.  As such, the Cooperative will generally not be subject to income taxes.  Instead, net income will be reported by its members who will be responsible for any income taxes which may be due.  Prior to September 1, 2009, Golden Growers Cooperative was an exempt cooperative for federal income tax purposes.  As such, the cooperative was generally not subject to income taxes.  Instead, net proceeds were allocated to the Cooperative’s patrons who were responsible for any income taxes which may have been due. The Cooperative’s net financial bases in its assets and liabilities exceeded its tax bases by approximately $11 million and $13 million as of December 31, 2015 and 2014, respectively.

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

Revenue Recognition — The Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both.  Under Method A, a member is required to physically deliver corn to the cooperative and under Method B a member appoints the cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf.  For an annual fee of $92,000 paid quarterly, the Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B.  The price per bushel paid to the member who elects to deliver corn using Method B is equal to the price per bushel paid by Cargill to acquire the corn as the Cooperative’s agent.  Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery.  The Cooperative pays members who deliver corn under Method A an incentive payment of $.05 per bushel while members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf.  The board has the discretion to change the incentive fee and the agency fee based on the Cooperative’s corn delivery needs.  The incentive fee and agency fee are a component of Corn Expense.

GOLDEN GROWERS COOPERATIVE

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014, AND 2013

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

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  At December 31, 2015, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $2.2 million.

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014, AND 2013

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold Limited Liability Company:

	December 31,
(In Thousands)	2015	2014	2013

Current Assets	$133	$2,375	$151
Long-Term Assets	53,386	65,019	72,947
Total Assets	$53,519	$67,394	$73,098

Current Liabilities	$404	$2,627	$405
Long-Term Liabilities	400	800	1,200
Total Liabilities	804	3,427	1,605

Members’ Equity	52,715	63,967	71,493

Total Liabilities and Members’ Equity	$53,519	$67,394	$73,098

Rent Revenue on Operating Lease	$23,106	$24,125	$23,674
Expenses	12,392	11,919	11,948

Net Income	$10,714	$12,206	$11,726

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.

The Cooperative’s investments held to maturity are as follows as of December 31, 2015 and 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Money Market & CD’s	$220	—	—	$220

December 31, 2014:
Money Market & CD’s	$218	—	—	$218

GOLDEN GROWERS COOPERATIVE

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014, AND 2013

NOTE 5 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

The Cooperative had no unrecognized tax benefits on December 31, 2015 and 2014.  No interest or penalties are recognized in the statements of operations or in the balance sheets.  The Cooperative is no longer subject to U.S. Federal and State income tax examinations by tax authorities for fiscal years 2012 and earlier.

The Cooperative recognized no income tax expense for the years ended December 31, 2015, 2014 and 2013.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.  During the year ended December 31, 2015, 2014 and 2013, the pension expenses were $25,000, $74,000, and $141,000, respectively.

As of December 31, 2015, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

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

Substantially all of the Plan’s assets consist of BNY Mellon funds (Fund) and are valued based on Level II inputs, as determined from the Fund’s FAS 157 footnote included in the Fund’s audited financial statements. The Fund’s valuation techniques include market matrix pricing and market inputs, including bench mark yields, reported trades, broker/dealer quotes and others. There has been no changes in valuation techniques and inputs in 2015, 2014 and 2013.

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2015	2014

Discount Rate	5.00%	5.00%
Expected Return on Plan Assets	6.25%	6.25%
Rate of Compensation Increase	4.73%	4.73%

GOLDEN GROWERS COOPERATIVE

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014, AND 2013

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands):

Expected Benefit Payments

2016	$54
2017	54
2018	54
2019	54
2020	54
2021-2025	263

Total	$533

The Cooperative expects to make contributions of approximately $20,000 to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013

Service Cost	$—	$—	$—
Interest Cost	37	36	40
Expected Return on Plan Assets	(44)	(48)	(59)
Amortization of Net (Gain) Loss	11	25	—

Net Periodic Pension Cost	$4	$13	$(19)

GOLDEN GROWERS COOPERATIVE

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014, AND 2013

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2015 and 2014 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014

Change in Benefit Obligation
Obligation at the Beginning of the Period	$748	$696
Service Cost	—	—
Interest Cost	36	40
Actuarial (Gain) Loss	45	67
Benefits Paid	(54)	(55)

Obligation at the End of the Period	$775	$748

Change in Plan Assets
Fair Value at the Beginning of the Period	$777	$714
Actual Returns on Plan Assets	(21)	44
Employer Contributions	25	74
Benefits Paid	(54)	(55)

Fair Value at the End of the Period	$727	$777

Funded Status
Funded Status as of Period Ended	$(48)	$29

Net Amount Recognized	$(48)	$—

	December 31, 2014	December 31, 2013
Amounts Recognized in the Balance Sheets
Noncurrent Assets	$—	$—
Current Liabilities	—	—
Noncurrent Liabilities	(48)	—

Net Amount Recognized	$(48)	$—

Accumulated Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Accumulated Gain (Loss) Beginning of the Period	$—	$—
Recognized in Periodic Cost	—	—
Amount Arising During the Period	(48)	—

Accumulated Gain (Loss) End of the Period	$(48)	$—

GOLDEN GROWERS COOPERATIVE

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014, AND 2013

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $7,123, $6,979 and $5,158 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

On July 10, 2012, the Cooperative entered into a Services Agreement with Mark C. Dillon (the “Agreement”), the Cooperative’s former Executive Vice President and Chief Executive Officer. The Agreement was entered into in anticipation of Mr. Dillon’s retirement effective September 30, 2012. Pursuant to the Agreement, Mr. Dillon provided enumerated transitional consulting services to the Cooperative until March 31, 2013. In exchange for such services, Mr. Dillon was paid $37,250 per month. Mr. Dillon retired effective September 30, 2012. During the years ended December 31, 2015, 2014 and 2013, the Cooperative incurred $0, $0 and $111,750 expense in connection with the Services Agreement.

NOTE 8 - SUBSEQUENT EVENTS

In February of 2016, the Cooperative declared a distribution of $3,098,096, or $.20 per outstanding membership unit.

Management has reviewed subsequent events through March 2, 2016 the date to which the financial statements were available to be issued.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2015

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

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2015 and August 31, 2014 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Quarterly Report on Form 10-Q (File No. 151232579) filed on November 16, 2015.

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

101

The following materials from Golden Growers Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2014 and December 31, 2015; (ii) Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013; (iv) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (v) Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Financial Statements.* *

*A management contract or compensatory plan required to be filed with this report.

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