Form 10-Q
period 2016-03-31
Golden Growers Cooperative
filed 2016-05-16
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,788	$2,272
Short-Term Investments	220	220
Prepaids and Other Current Assets	3	287
Total Current Assets	2,011	2,779

Property and Equipment, Net	2	3

Investment in ProGold Limited Liability Company	24,552	25,831

Total Assets	$26,565	$28,613

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts Payable	$1	$23
Accrued Liabilities	119	229
Total Current Liabilities	120	252

Non-Current Liability	6	48

Members’ Equity
Members’ Equity	26,445	28,361
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2016 and December 31, 2015
Accumulated Other comprehensive Income (Loss)	(6)	(48)

Total Members’ Equity	26,439	28,313

Total Liabilities and Members’ Equity	$26,565	$28,613

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATIONS
Corn Revenue	$17,795	$19,005
Corn Expense	(17,817)	(19,027)
Net Income from ProGold Limited Liability Company	1,371	1,324
General & Administrative Expenses	(169)	(213)

Net Income from Operations	1,180	1,089

Interest Income	2	2

Net Income Before Income Tax	1,182	1,091

Income Tax Provision	—	—

Net Income	$1,182	$1,091

Weighted Average Units Outstanding	15,490,480	15,490,480

Earnings per Membership Unit Primary and Fully Diluted	$0.08	$0.07

COMPREHENSIVE INCOME
Net Income	$1,182	$1,091
Pension Liability Adjustment	42	—

Comprehensive Income	$1,224	$1,091

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net Income	$1,182	$1,091
Net (Income) from ProGold Limited Liability Company	(1,371)	(1,324)
Depreciation	1	—
Changes in Assets and Liabilities
Short-Term Investments	—	(2)
Prepaids and Other Current Assets	284	(77)
Accounts Payable	(22)	78
Accrued Liabilities	(110)	(73)
Net Cash Used in Operating Activities	(36)	(307)

Cash Flows from Investing Activities
Distribution received from ProGold LLC	2,650	2,631
Net Cash Provided by Investing Activities	2,650	2,631

Cash Flows from Financing Activities
Member distributions paid	(3,098)	(3,254)
Net Cash Used by Financing Activities	(3,098)	(3,254)

Increase (Decrease) in Cash and Cash Equivalents	(484)	(930)

Cash and Cash Equivalents, Beginning of Period	2,272	2,483

Cash and Cash Equivalents, End of Period	$1,788	$1,553

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (the “Cooperative”) for the three-month periods ended March 31, 2016 and 2015 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three-month period ended March 31, 2016, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2016.

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

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (“ProGold LLC”).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	March 31,		December 31,
(In Thousands)	2016	2015	2015

Current Assets	$463	$2,816	$133
Long-Term Assets	50,346	61,803	53,386
Total Assets	$50,809	$64,619	$53,519

Current Liabilities	$401	$2,619	$404
Long-Term Liabilities	300	700	400
Total Liabilities	701	3,319	804

Members’ Equity	50,108	61,300	52,715

Total Liabilities and Members’ Equity	$50,809	$64,619	$53,519

Rent Revenue on Operating Lease	$5,756	$5,650	$23,106
Expenses	2,957	2,948	12,392
Net Income	$2,799	$2,702	$10,714

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of March 31, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016:
Money Market & CD’s	$220	$—	$—	$220

December 31, 2015:
Money Market & CD’s	$220	$—	$—	$220

NOTE 5 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, The Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the three-months ended March 31, 2016 and March 31, 2015 (in thousands):

	March 31,	March 31,
	2016	2015
Service Cost	$—	$—
Interest Cost	37	39
Expected return on plan assets	(47)	(48)
Amortization of net (gain) loss	8	—
Net periodic pension cost	$(2)	$(9)

Through the three-months ended March 31, 2016, the Cooperative has made $6,000 contributions as compared to $0 through the three-months ended March 31, 2015.  The Cooperative anticipates making $20,000 in contributions in 2016.  Contributions in 2015 totaled $25,000.

NOTE 6 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 7 — CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-K.

NOTE 8 — DISTRIBUTIONS TO MEMBERS

On February 12, 2016, the Cooperative made distributions to its members totaling $3,098,096 or $.20 per outstanding membership unit.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

NOTE 10 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the March 31, 2016 financial statements.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated.  See the discussion of “Risk Factors” in the Cooperative’s Annual Report for the 2015 fiscal year on Form 10-K.

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1550 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold leases its corn wet milling facility to Cargill Incorporated who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective our membership interest in ProGold is our primary asset that, in addition to giving us the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.

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

For the 2016 fiscal year, 29% of members elected to deliver corn by Method A and 71% elected to deliver corn by Method B.  This election will result in 29% of the Cooperative’s income and/or losses and 71% of any cash distributions being allocated to the Method A pool in fiscal year 2016, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

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

For the three-months ended March 31, 2016, the Cooperative sold approximately 4.4 million bushels of corn compared to 4.3 million bushels of corn sold during the three-months ended March 31, 2015.

For the three months ended March 31, 2016 and 2015, the Cooperative recognized corn revenue of $17,795,000 and $19,005,000, respectively, a decrease of 6%, due primarily to a decrease in the selling price per bushel of corn sold in 2016 compared to 2015.  The Cooperative recognized corn expense of $17,817,000 and $19,027,000 for the three months ended March 31, 2016 and 2015 respectively, a decrease of 6% due primarily to a decrease in the cost per bushel of corn purchased in 2016 compared to 2015.  For the three-months ended March 31, 2016 and 2015, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1,554,000 and 1,537,000, bushels of corn respectively using Method A, and 2,807,000 and 2,801,000 bushels of corn respectively, using Method B. For the three-months ended March 31, 2016 and 2015, the Cooperative recognized expense of $23,000 and $23,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the three-months ended March 31, 2016, of $1,371,000 compared to $1,324,000 for the three-months ended March 31, 2015.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the three-months ended March 31, 2016, was $169,000 compared to $213,000 for the three-months ended March 31, 2015.

Interest Income. Interest income for the three-months ended March 31, 2016, was $2,000 compared to $2,000 for the three months ended March 31, 2015.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2016 was $1,891,000 compared to $1,849,000 at March 31, 2015.

The Cooperative had no long-term debt as of March 31, 2016 and March 31, 2015.

The Cooperative used operating cash flows of $36,000 for the three-month period ended March 31, 2016 compared to $307,000 for the three-month period ended March 31, 2015.

The Cooperative received cash distributions from ProGold totaling $2,650,000 for the three-month period ended March 31, 2016 compared to $2,631,000 for the three-month period ended March 31, 2015.

The Cooperative paid cash distributions to its members totaling $3,098,000 for the three-month period ended March 31, 2016 compared to $3,254,000 for the three-month period ended March 31, 2015.

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

The remainder of the Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Polices, of the Notes to the Financial Statements included in the Cooperative’s Annual Report on Form 10-K for the fiscal year ending December 31, 2015.  The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2015.  There has been no significant change in the Cooperative’s significant accounting policies or critical accounting estimates since the end of fiscal 2015.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2016.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

For a detailed discussion of certain risk factors that could affect the Cooperative’s operations, financial condition or results for future periods, see Item 1A, Risk Factors, in the Cooperative’s Annual Report for the fiscal year ended December 31, 2015 on Form 10-K.

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

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2014 and August 31, 2015 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Quarterly Report on Form 10-Q (File No. 151232579) filed on November 16, 2015.

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

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 16, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet for at March 31, 2016 and December 31, 2015, (ii) Statements of Operations and Comprehensive Income for the three-month periods ended March 31, 2016 and 2015, (iii) Statement of Cash Flows for the three-month periods ended March 31, 2016 and 2015, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: May 16, 2016	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer