Form 10-Q
period 2016-06-30
Golden Growers Cooperative
filed 2016-08-12
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,172	$2,272
Short-Term Investments	220	220
Prepaids and Other Current Assets	—	287
Total Current Assets	1,392	2,779

Property and Equipment, Net	2	3

Investment in ProGold Limited Liability Company	23,148	25,831

Total Assets	$24,542	$28,613

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts Payable	$—	$23
Accrued Liabilities	1	229
Total Current Liabilities	1	252

Non-Current Liability	—	48

Members’ Equity
Members’ Equity	24,541	28,361
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2016 and December 31, 2015
Accumulated Other comprehensive Income (Loss)	—	(48)

Total Members’ Equity	24,541	28,313

Total Liabilities and Members’ Equity	$24,542	$28,613

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
OPERATIONS
Corn Revenue	$13,007	$15,910	$30,802	$34,915
Corn Expense	(13,029)	(15,932)	(30,846)	(34,959)
Net Income from ProGold Limited Liability Company	1,388	1,066	2,759	2,390
General & Administrative Expenses	(174)	(139)	(343)	(352)

Net Income from Operations	1,192	905	2,372	1,994

Interest Income	2	2	4	4

Net Income Before Income Tax	1,194	907	2,376	1,998

Income Tax Provision	—	—	—	—

Net Income	$1,194	$907	$2,376	$1,998

Weighted Average Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Membership Unit
Primary and Fully Diluted	$0.08	$0.06	$0.15	$0.13

COMPREHENSIVE INCOME
Net Income	$1,194	$907	$2,376	$1,998
Pension Liability Adjustment	6	—	48	—

Comprehensive Income	$1,200	$907	$2,424	$1,998

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net Income	$2,376	$1,998
Net (Income) from ProGold Limited Liability Company	(2,759)	(2,390)
Depreciation	1	1
Changes in Assets and Liabilities
Short-Term Investments	—	(2)
Prepaids and Other Current Assets	287	110
Accounts Payable	(23)	—
Accrued Liabilities	(228)	(211)
Net Cash Used in Operating Activities	(346)	(494)

Cash Flows from Investing Activities
Distribution received from ProGold Limited Liability Company	5,442	5,458
Net Cash Provided by Investing Activities	5,442	5,458

Cash Flows from Financing Activities
Member distributions paid	(6,196)	(6,662)
Net Cash Used by Financing Activities	(6,196)	(6,662)

Increase (Decrease) in Cash and Cash Equivalents	(1,100)	(1,698)

Cash and Cash Equivalents, Beginning of Period	2,272	2,483

Cash and Cash Equivalents, End of Period	$1,172	$785

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 1 — BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (the “Cooperative”) for the six-month periods ended June 30, 2016 and 2015 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the six-month period ended June 30, 2016, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2016.

NOTE 2 — EXPENSES

The Cooperative contracts with Cargill, Incorporated (“Cargill”) in connection with the procurement of corn and other agency services for an annual fee of $92,000, which is paid by the Cooperative to Cargill in quarterly installments and terminates on December 31, 2017.

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (“ProGold LLC”).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	June 30,		December 31,
(In Thousands)	2016	2015	2015

Current Assets	$157	$2,400	$133
Long-Term Assets	47,685	58,538	53,386
Total Assets	$47,842	$60,938	$53,519

Current Liabilities	$401	$2,633	$404
Long-Term Liabilities	200	600	400
Total Liabilities	601	3,233	804

Members’ Equity	47,241	57,705	52,715

Total Liabilities and Members’ Equity	$47,842	$60,938	$53,519

Rent Revenue on Operating Lease	$11,566	$11,415	$23,106
Expenses	5,936	6,539	12,392
Net Income	$5,630	$4,876	$10,714

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of June 30, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016:
Money Market & CD’s	$220	$—	$—	$220

December 31, 2015:
Money Market & CD’s	$220	$—	$—	$220

NOTE 5 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the six-months ended June 30, 2016 and June 30, 2015 (in thousands):

	June 30,	June 30,
	2016	2015
Service Cost	$—	$—
Interest Cost	36	40
Expected return on plan assets	(49)	(46)
Amortization of net (gain) loss	1	33
Net periodic pension cost	$(12)	$27

Through the six-months ended June 30, 2016, the Cooperative has made $12,000 in contributions as compared to $11,000 through the six-months ended June 30, 2015.  The Cooperative anticipates making $24,000 in contributions in 2016.  Contributions in 2015 totaled $25,000.

NOTE 6 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 7 — CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-K.

NOTE 8 — DISTRIBUTIONS TO MEMBERS

On February 12, 2016, the Cooperative made distributions to its members totaling $3,098,096 or $0.20 per outstanding membership unit.  On June 28, 2016, the Cooperative made distributions to its members totaling $3,098,034 or $0.20 per outstanding unit.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill in connection with the procurement of corn which includes an annual fee of $92,000 paid by the Cooperative to Cargill in quarterly installments and terminates December 31, 2017.

NOTE 10 — SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2016 financial statements and concluded that no subsequent events have occurred that would require recognition in the June 30, 2016 financial statements.

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

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1550 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”) who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective, our membership interest in ProGold LLC is our primary asset that, in addition to giving us the right to receive distributions from ProGold LLC, also provides our members with additional value for the delivery of their corn for processing.  Annually, we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

Any person residing in the United States can own our Units as long as that person delivers or provides for the delivery of corn for processing at the ProGold LLC facility. Ownership of our membership units requires our members to deliver corn to the Cooperative for processing in proportion to the number of units each member holds. Currently, 15,490,480 of our units are issued and outstanding.  The Cooperative’s income and losses are allocated to our members based on the volume of corn they deliver.  Subject to certain limitations, as long as a member patronizes the Cooperative by delivering corn equal to the number of units held by the member, the member will be allocated a corresponding portion of our income (or loss).  In this way, we operate on a cooperative basis.

To hold our units, a member is required to execute a Uniform Member Agreement that obligates the member to deliver corn to us and an Annual Delivery Agreement by which each member annually elects the member’s method to deliver corn — either Method A or Method B, or a combination of both.  Under Method A, a member is required to physically deliver the required bushels of corn to us either at the facility or another location designated by the Cooperative.  Under Method B, a member appoints us as its agent to arrange for the acquisition and delivery of the required bushels of corn on the member’s behalf.  We appoint Cargill as our agent to arrange for the delivery of the corn by our members who elect to deliver corn using Method A, and we appoint Cargill as our agent to acquire corn on our behalf for our members who elect to deliver corn using Method B.  If a member elects to deliver corn using Method B, the price per bushel the Cooperative pays to the member is equal to the price per bushel paid by Cargill to acquire the corn as our agent.  Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery.  Members who deliver corn under Method A receive from the Cooperative an incentive payment of $.05 per bushel on the corn that they deliver while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having us deliver corn on their behalf.  The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of our Board of Directors. While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf.

Annually, we notify Cargill of the volume of Method A corn to be delivered by each Method A member.  Once we provide notification to Cargill of the volume of corn, Cargill then confirms the amount of corn with each member and notifies that member with respect to quality specifications, allowances, deductions and premiums to be applicable to that corn.  The Method A member then directly contracts with Cargill for the contract price agreed upon for the corn or, in the absence of an agreed upon price, the market price per bushel for corn delivered on the day on which the corn is delivered and accepted at the facility.  With respect to all Method A corn that is delivered, Cargill pays to the Cooperative the aggregate purchase price for corn purchased from our members, and then, on our behalf, makes individual payments for corn directly to our members.  In the event a Method A member delivers to Cargill more than its delivery commitment, any corn delivered in excess of that commitment is handled as a direct sale of corn to Cargill and is priced at the current closing delivery corn price established by Cargill at the facility on the day it is unloaded.  In the event a Method A member delivers to Cargill less than its committed amount of corn, the quantity of the shortfall is then purchased and delivered by Cargill on our behalf, but this purchased corn is not credited to the Method A member’s account.  If a Method A member fails to fully satisfy the corn delivery requirement, Cargill purchases replacement corn for which we reimburse Cargill the amount by which the underlying contracted corn price is less than the price of buying the replacement corn that was due on the delivery date.  In addition, if a Method A member fails to deliver all of the corn it was obligated to deliver, that member’s allocation of our profit or losses and any cash distributions is proportionately reduced and we may terminate the member’s membership.

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

Results of Operations

Revenues. The Cooperative derives revenue from two sources: operations related to the marketing of members’ corn and income derived from the Cooperative’s membership interest in ProGold LLC.  The corn marketing operations generate revenue for the Cooperative equal to the value of the corn that is delivered to Cargill. The Cooperative recognizes expense equal to this same amount which results in the corn marketing operations being revenue neutral to the Cooperative, except for revenue from the Method B agency fee and expenses related to the Method A incentive payments, required licensing and bonding expenses, and the service fee paid to Cargill.

For the three and six-month period ended June 30, 2016, the Cooperative sold approximately3.8 million and 8.1 million bushels of corn compared to3.7 million and 8.1 million bushels of corn sold during the same respective periods in 2015.  For the three and six-month period ended June 30, 2016, the Cooperative recognized corn revenue of $13,007,000 and $30,802,000 compared to $15,910,000 and $34,915,000 during the same respective periods in 2015, a decrease of 18% for the second quarter, and a decrease of 12% year-to-date due primarily to a decrease in the selling price per bushel of corn sold in 2016 compared to 2015.

Expenses. The Cooperative recognized corn expense of $13,029,000 and $30,846,000 for the three and six-month period ended June 30, 2016 compared to $15,932,000 and $34,959,000 during the same respective periods in 2015, a decrease of 18% for the second quarter, and a decrease of 12% year-to-date due primarily to a decrease in the cost per bushel of corn purchased in 2016 compared to 2015.  For the three and six-month period ended June 30, 2016, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 969,000 and 2,523,000 bushels of corn using Method A and 2,781,000 and 5,587,000 bushels of corn using Method B. In the same respective periods in 2015, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 979,000 and 2,517,000 bushels of corn using Method A and 2,786,000 and 5,587,000 bushels of corn using Method B. The Cooperative recognized expense of $23,000 and $46,000 for the three and six-month period ended June 30, 2016 compared to $23,000 and $46,000 during the same respective periods in 2015 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and six-month period ended June 30, 2016 of $1,388,000 and $2,759,000 compared to $1,066,000 and $2,390,000 during the same respective periods in 2015.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the three and six-month period ended June 30, 2016 was $174,000 and $343,000 compared to $139,000 and $352,000 during the same respective periods in 2015.

Interest Income. Interest income for the three and six-month period ended June 30, 2016 was $2,000 and $4,000 compared to $2,000 and $4,000 during the same respective periods in 2015.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2016 was $1,391,000 compared to $1,110,000 at June 30, 2015.

The Cooperative had no long-term debt as of June 30, 2016 and June 30, 2015.

The Cooperative used operating cash flows of $346,000 for the six-month period ended June 30, 2016 compared to $494,000 for the six-month period ended June 30, 2015.

The Cooperative received cash distributions from ProGold LLC totaling $5,442,000 for the six-month period ended June 30, 2016 compared to $5,458,000 for the six-month period ended June 30, 2015.

The Cooperative paid cash distributions to its members totaling $6,196,000 for the six-month period ended June 30, 2016 compared to $6,662,000 for the six-month period ended June 30, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument.  The value of a financial instrument may change as a result of changes in the interest rates, exchange rates, commodity prices, equity prices and other market changes.  Market risk is attributed to all market risk-sensitive financial instruments, including long term debt.

Due to the pass through nature of the Cooperative’s marketing of its members’ corn, the Cooperative does not believe that it is subject to any material market risk exposure with respect to interest rates, exchange rates, commodity prices, equity prices and other market changes that would require disclosure under this item.

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2016.  Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

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

Exhibit No.	Exhibit Description

Filed herewith electronically

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Golden Growers Cooperative’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 12, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet for at June 30, 2016 and December 31, 2015, (ii) Statements of Operations and Comprehensive Income for the six-month periods ended June 30, 2016 and 2015, (iii) Statement of Cash Flows for the six-month periods ended June 30, 2016 and 2015, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: August 12, 2016	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer