Form 10-Q
period 2016-09-30
Golden Growers Cooperative
filed 2016-11-14
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES ☐	NO ☒

As of November 14, 2016 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,084	$2,272
Short-Term Investments	220	220
Prepaid Expenses	590	287
Total Current Assets	3,894	2,779

Furniture and Equipment, Net	1	3

Investment in ProGold Limited Liability Company	21,820	25,831

Total Assets	$25,715	$28,613

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$2	$23
Accrued Liabilities	3,253	229
Total Current Liabilities	3,255	252

Non-Current Liabilities	—	48

Members' Equity:
Members’ Equity	22,460	28,361
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2016 and December 31, 2015
Accumulated Other Comprehensive Income (Loss)	—	(48)

Total Members’ Equity	22,460	28,313

Total Liabilities and Members’ Equity	$25,715	$28,613

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Other Than Share and Per-Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
OPERATIONS
Corn Revenue	$12,664	$11,554	$43,466	$46,469
Corn Expense	(12,699)	(11,587)	(43,545)	(46,546)
Net Income from ProGold Limited Liability Company	1,309	1,407	4,068	3,797
General & Administrative Expenses	(104)	(138)	(447)	(490)

Net Income from Operations	1,170	1,236	3,542	3,230

Interest Income	2	2	6	6

Net Income Before Income Tax	$1,172	$1,238	$3,548	$3,236

Income Tax Provision	—	—	—	—
Net Income	$1,172	$1,238	$3,548	$3,236

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.08	$0.08	$0.23	$0.21

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
COMPREHENSIVE INCOME
Net Income	$1,172	$1,238	$3,548	$3,236
Pension Liability Adjustment	—	—	48	—

Comprehensive Income	$1,172	$1,238	$3,596	$3,236

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015

Cash Flows from Operating Activities
Net Income	$3,548	$3,236
Net (Income) from ProGold Limited Liability Company	(4,068)	(3,797)
Depreciation	2	1
Changes in assets and liabilities
Short-Term Investments	—	(2)
Prepaid Expenses and Other Current Assets	(303)	216
Accrued liabilities and Payables	(248)	(213)
Net cash used in operating activities	(1,069)	(559)

Cash Flows from Investing Activities
Distribution received from ProGold LLC	8,077	8,109
Net cash Provided in Investing Activities	8,077	8,109

Cash Flows from Financing Activities
Member distributions paid	(6,196)	(6,662)
Net Cash Used by Financing Activities	(6,196)	(6,662)

Increase (Decrease) in Cash and Cash Equivalents	812	888

Cash and Cash Equivalents, Beginning of Period	2,272	2,483

Cash and Cash Equivalents, End of Period	$3,084	$3,371

Non-Cash Financing Activity
Accrued Dividend Payable to Members	$3,253	$3,563

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

NOTE 1 – BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (the “Cooperative”) for the nine-month periods ended September 30, 2016 and 2015 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the periods ended September 30, 2016 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2016.

NOTE 2 – EXPENSES

The Cooperative contracts with Cargill, Incorporated (“Cargill”) in connection with the procurement of corn and other agency services for an annual fee of $92,000, which is paid by the Cooperative to Cargill in quarterly installments and terminates on December 31, 2017.

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (“ProGold LLC”).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	September 30,		December 31,
(In Thousands)	2016	2015	2015

Current Assets	$137	$151	$133
Long-Term Assets	44,906	55,928	53,386
Total Assets	$45,043	$56,079	$53,519

Current Liabilities	$412	$411	$404
Long-Term Liabilities	100	500	400
Total Liabilities	512	911	804

Members’ Equity	44,531	55,168	52,715

Total Liabilities and Members’ Equity	$45,043	$56,079	$53,519

Rent Revenue on Operating Lease	$17,226	$17,222	$23,106
Expenses	8,922	9,472	12,392

Net Income	$8,304	$7,750	$10,714

NOTE 4 – INVESTMENTS

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of September 30, 2016 and December 31, 2015 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2016:
Money Market & CD’s	$220	$—	$—	$220

December 31, 2015:
Money Market & CD’s	$220	$—	$—	$220

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the nine-months ended September 30, 2016 and September 30, 2015 (in thousands):

	September 30,	September 30,
	2016	2015

Service Cost	$—	$—
Interest Cost	28	39
Expected Return on Plan Assets	(33)	(44)
Amortization of Net (Gain) Loss	8	2
Net Periodic Pension Cost	$3	$(3)

Through the nine-months ended September 30, 2016, the Cooperative has made $12,000 in contributions as compared to $19,500 through the nine-months ended September 30, 2015.  The Cooperative does not anticipate making additional contributions in 2016. Contributions in 2015 totaled $25,000.

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Cooperative has not been impacted by any new Accounting Pronouncements since the filing of its most recent Annual Report on Form 10-K.

NOTE 7 – CHANGE IN ACCOUNTING STANDARDS

The Cooperative has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-K.

NOTE 8 – DISTRIBUTIONS TO MEMBERS

On February 12, 2016, the Cooperative made distributions to its members totaling $3,098,096 or $0.20 per outstanding membership unit. On June 28, 2016, the Cooperative made distributions to its members totaling $3,098,034 or $0.20 per outstanding unit. At its September meeting, the Cooperative’s board authorized a distribution to its members totaling $3,253,000 or $0.21 per outstanding membership unit to be paid in October 2016.  On October 5th, the Cooperative made the distribution to its members.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill in connection with the procurement of corn which includes an annual fee of $92,000 paid by the Cooperative to Cargill in quarterly installments and terminates December 31, 2017.

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2016 financial statements and concluded that no subsequent events have occurred that would require recognition in the September 30, 2016 financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2015.  This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated.  See the discussion of risk factors in Item 1A, Risk Factors, included in the Cooperative’s Annual Report for the 2015 fiscal year on Form 10-K.  The Cooperative does not intend to update the forward-looking statements contained in this report other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,547 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”) who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective, our membership interest in ProGold LLC is our primary asset that, in addition to giving us the right to receive distributions from ProGold LLC, also provides our members with additional value for the delivery of their corn for processing.  Annually, we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

For the three and nine-month period ended September 30, 2016, the Cooperative sold approximately 3.7 million and 11.8 million bushels of corn compared to 3.6 million and 11.7 million bushels of corn sold during the same respective periods in 2015.  For the three and nine-month period ended September 30, 2016, the Cooperative recognized corn revenue of $12,664,000 and $43,466,000 compared to $11,554,000 and $46,469,000 during the same respective periods in 2015, an increase of 10% for the third quarter, and a decrease of 6% year-to-date due primarily to changes in the selling price per bushel of corn sold in 2016 compared to 2015.

Expenses. The Cooperative recognized corn expense of $12,699,000 and $43,545,000 for the three and nine-month period ended September 30, 2016 compared to $11,587,000 and $46,546,000 during the same respective periods in 2015, an increase of 10% for the third quarter, and a decrease of 6% year-to-date due primarily to changes in the cost per bushel of corn purchased in 2016 compared to 2015.  For the three and nine-month period ended September 30, 2016, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 935,827 and 3,458,984 bushels of corn using Method A and 2,772,586 and 8,359,928 bushels of corn using Method B. In the same respective periods in 2015, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 880,144 and 3,396,746 bushels of corn using Method A and 2,765,546 and 8,352,763 bushels of corn using Method B. The Cooperative recognized expense of $23,000 and $69,000 for the three and nine-month period ended September 30, 2016 compared to $23,000 and $69,000 during the same respective periods in 2015 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and nine-month period ended September 30, 2016 of $1,309,000 and $4,068,000 compared to $1,407,000 and $3,797,000 during the same respective periods in 2015.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the three and nine-month period ended September 30, 2016 were $104,000 and $447,000 compared to $138,000 and $490,000 during the same respective periods in 2015.

Interest Income. Interest income for the three and nine-month period ended September 30, 2016 was $2,000 and $6,000 compared to $2,000 and $6,000 during the same respective periods in 2015.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2016 was $639,000 compared to $29,000 at September 30, 2015.

The Cooperative had no long-term debt as of September 30, 2016 and September 30, 2015.

The Cooperative used operating cash flows of $1,069,000 for the nine-month period ended September 30, 2016 compared to $559,000 for the nine-month period ended September 30, 2015. The increase in cash used for operating activities related to the timing of cash receipts for corn purchases and sales.

The Cooperative received cash distributions from ProGold LLC totaling $8,077,000 for the nine-month period ended September 30, 2016 compared to $8,109,000 for the nine-month period ended September 30, 2015.

The Cooperative paid cash distributions to its members totaling $6,196,000 for the nine-month period ended September 30, 2016 compared to $6,662,000 for the nine-month period ended September 30, 2015.

Management believes that non-cash working capital levels are appropriate in the current business environment and will satisfy our foreseeable working capital requirements for at least the next 12 months. Management does not expect a significant increase or reduction of non-cash working capital in the next 12-months.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2016.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

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

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2014 and August 31, 2015 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Quarterly Report on Form 10-Q (File No. 151232579) filed on November 16, 2015.

101

The following materials from this report, formatted in Extensible Business Reporting Language (XBRL) are filed herewith: (i) Balance Sheet for at September 30, 2016 and December 31, 2015, (ii) Statements of Operations and Comprehensive Income for the nine-month periods ended September 30, 2016 and 2015, (iii) Statement of Cash Flows for the nine-month periods ended September 30, 2016 and 2015, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 14, 2016	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer