Form 10-K
period 2016-12-31
Golden Growers Cooperative
filed 2017-03-07
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes  ☐   No  ☒

As of March 03, 2017, the registrant had 15,490,480 Units issued and outstanding. There is no established public market for the registrant’s Units.  Although there is a limited, private market for the registrant’s Units, the registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the registrant’s Units held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

i

PART I

This report contains forward-looking statements and information based upon assumptions by Golden Growers Cooperative (“we,” “us,” “our,” and the “Cooperative”), including assumptions about risks and uncertainties faced by the Cooperative.  These forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “believes,” “will,” or the negative of these terms or similar verbs or expressions.  If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Cooperative’s actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors influencing the Cooperative and its business which are described in this report in the “Risk Factors” section below.  Readers are urged to consider these factors when evaluating any forward-looking statement and to read this report and the documents that referenced in this report and filed as exhibits completely.  The Cooperative undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.  The Cooperative qualifies all of its forward-looking statements by these cautionary statements.

Item 1.  BUSINESS

GENERAL

Golden Growers Cooperative is a value-added agricultural cooperative association owned by 1,552 members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing into a value-added product.  The Cooperative was originally formed in 1994 as a North Dakota agricultural cooperative.  On September 1, 2009, by way of a series of mergers, the Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B.  A Minnesota cooperative association formed under Minnesota Statutes 308B operates as a cooperative for state law purposes, but is taxed as a partnership under Subchapter K of the Internal Revenue Code for tax purposes.

History

The Cooperative was originally formed in 1994 as a North Dakota cooperative with the goal of allowing its members to receive additional value from the corn that they grow through the processing of that corn into value-added products, such as corn sweeteners.  The Cooperative accomplished this purpose by forming a joint venture that formed ProGold Limited Liability Company (“ProGold”), a Minnesota limited liability company that designed and constructed a corn wet-milling facility in Wahpeton, North Dakota to process corn into high fructose corn syrup and related co-products.  The Cooperative’s membership in ProGold included a right and obligation for the Cooperative to deliver corn to the ProGold facility for processing.  The Cooperative’s members delivered corn to the ProGold facility on the Cooperative’s behalf to meet this delivery obligation.

On November 1, 1997, ProGold entered into an operating lease with Cargill Incorporated (“Cargill”) for the entire ProGold facility.  Cargill has operated the facility continually since this time.  While ProGold no longer operates the wet-milling facility, the Cooperative, through its members, continues to have the obligation to deliver corn directly to Cargill at the wet-milling facility for processing into high fructose corn syrup and related co-products.  The current lease with Cargill runs through December 31, 2017.  Cargill and ProGold have executed a nonbinding term sheet with respect to negotiating and documenting the terms of a new lease, which would begin January 1, 2018.

The Cooperative’s ownership interest in ProGold creates a value-added relationship between the Cooperative’s members and the facility.  When members deliver corn to the Cooperative for processing at the facility, they are paid a market price for the corn that is delivered.  In addition, members have a right to receive added value for the efforts in the form of patronage based on each member’s proportionate share of the Cooperative’s income from ProGold that is derived primarily from Cargill’s lease of the facility.  For more details regarding the Cooperative’s ownership in ProGold see “Ownership in ProGold.”

Business Operations

The Cooperative is in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold.  We accomplish our business on behalf of our members not through the ownership of assets such as a plant and equipment, but through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective, our membership interest in ProGold is our primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.  We meet this delivery obligation by having our members deliver their corn to the ProGold facility.

Since November 1997, ProGold has leased its corn wet-milling facility to Cargill.  Annually, Cargill pays ProGold rent equal to $21,500,000.  Throughout the term of the lease between Cargill and ProGold, our members, on the Cooperative’s behalf, have delivered corn to the facility for processing into high fructose corn syrup and related co-products.  It is our ownership interest in ProGold that creates a value-added relationship between our growers and the facility.  Notwithstanding this cooperative arrangement, Cargill is an integral part of our financial success.  Separate from the lease, Cargill also provides the Cooperative services that allow us to facilitate corn delivery at little or no expense.  In addition, the lease payments Cargill makes to ProGold that are in turn distributed to the Cooperative provide us with the cash to make distributions to our members.  If, however, Cargill and ProGold are unable to negotiate a new lease following expiration of the current lease on December 31, 2017, it is anticipated that the plant will continue operations, managed either by ProGold or another party, and will continue to provide a market for the corn produced by our members.

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

All of our agreements with Cargill terminate if the lease between Cargill and ProGold is not renewed.  Cargill and ProGold have executed a nonbinding term sheet with respect to negotiating and documenting the terms of a new lease, but there is no guarantee they will reach an agreement to renew the lease.  We cannot predict if we will be able to continue on the same contract or economic terms with Cargill after December 31, 2017 if the lease is not renewed.

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

For the 2015 and 2016 fiscal years, our members elected to and delivered 28.7% of the bushels of corn by Method A and 71.3% of the bushels of corn by Method B.  This resulted in 28.7% of our income and/or losses and 28.7% of any cash distributions being allocated to the Method A pool in fiscal years 2015 and 2016, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

Ownership in ProGold

The Cooperative owns a 49% interest in ProGold and American Crystal Sugar Company (“American Crystal”) owns a 51% interest in ProGold.  American Crystal’s fiscal year ends on August 31 each year so ProGold’s fiscal year aligns with American Crystal’s.

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

The wet-milling facility was built in 1995.  As processing facilities age, more extensive maintenance becomes necessary to keep the facility in good working order.  We anticipate that ProGold may be required to make certain capital improvements in connection with renewing the lease between ProGold and Cargill.  ProGold would pay for such capital improvements from its revenue, reducing any income available for its members at the time of such expenses.  The Cooperative and American Crystal would experience any such reduction in ProGold’s income proportionately based on their percentage ownership of ProGold.

The lease of the wet-milling facility between ProGold and Cargill terminates on December 31, 2017.  Although ProGold and Cargill have executed a nonbinding term sheet, there can be no assurances given that the lease will be renewed or that if the lease is renewed that the economic terms of the lease will remain the same.

Seasonality

Cargill operates the ProGold processing plant year-around but the facility only has enough corn storage on-site for approximately five days of operations.  Corn deliveries to the facility are typically required four or five days each week of the year.  Farmers harvest corn in October and November, although weather conditions have occasionally delayed harvest for some farmers into winter or spring.  Corn can be stored in storage facilities for a long period of time after it is harvested.

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

Employees

As of December 31, 2016, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer.

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

Our primary source of income is from our ownership interest in ProGold.  ProGold’s primary asset is the facility that it leases to Cargill.  We own only 49% of ProGold while American Crystal owns 51% of ProGold.  We do not have a controlling interest in ProGold and as a result, we have risks with respect to dealing with our minority interest in ProGold.  Generally, our business interests and American Crystal’s will be aligned with respect to decisions related to ProGold.  In the future, however, an issue could arise whereby we do not have the same interest and we would not have the ability to control ProGold.

The lease with Cargill for the facility expires in December 2017.

The corn wet-milling facility has been leased to Cargill since 1997.  The lease term runs through December 31, 2017.  Cargill bears all expenses with respect to operating and maintaining the facility except for extraordinary capital projects that may arise.  Cargill is required to operate the facility and pay fixed lease payments subject to a very limited exception related to the availability of an adequate water supply.  ProGold and Cargill have started the process of negotiating a new lease.  There is no guarantee that the lease will be renewed.  Further, if the lease is renewed, there can be no assurances given that the economic terms of the lease will remain the same.

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

The Cooperative’s contracts with Cargill are connected to the term of the lease between ProGold and Cargill.

The Cooperative’s various agreements with Cargill, including the Grain Services Agreement and the Corn Supply Agreement, terminate automatically if the lease between Cargill and ProGold is not renewed.  If the lease between ProGold and Cargill is renewed, extended or renegotiated, these contracts may continue, but the terms may be renegotiated.  The Cooperative substantially relies on Cargill through these agreements to perform material functions for the Cooperative.  If these agreements terminate because the lease between ProGold and Cargill terminates, or if we are unable to renew the contracts with favorable terms, the Cooperative may not be able to provide these services on its own or find a vendor to provide these services (including Cargill) on the same advantageous economic terms.

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

It is likely that most of our members’ interests in the Cooperative will be treated as a “passive activity.”  In the case of members who are individuals or personal services corporations, this means that a member’s share of any loss incurred by us will be deductible only against the member’s income or gains from other passive activities (e.g., S corporations and partnerships that conduct a business in which the holder is not an active or material participant).  Some closely held C corporations have more favorable passive loss limitations.  Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years.  Upon disposition of a taxpayer’s entire interest in a passive activity to an unrelated person in a taxable transaction, suspended losses with respect to that activity may then be deducted.

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

Holders

As of the date hereof, there are 1,552 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains.  Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members.  The Cooperative may make cash distributions at such time and in such amounts as determined from time to time by our Board of Directors in its sole discretion; provided that the we must annually, on or before March 1 of each year, make a cash distribution to our then current members equal to at least thirty percent (30%) of the income allocated to members for the prior year.  Any such cash distributions shall be made in a uniform and equitable basis among the members within a particular allocation pool on the basis of patronage.  Such cash distributions will be reduced by any tax withholding payments that are made on the member’s behalf.  For more information regarding the allocation procedures, see the section below entitled “Description of Cooperative’s Securities - Allocation of Income and Losses.”  For the fiscal year ended December 31, 2015, the Cooperative made aggregate cash distributions to members of $10,225,000.  For the fiscal year ended December 31, 2016, the Cooperative made aggregate cash distributions to members of $9,449,000.

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

Allocation of Income and Losses

General Allocation Rules

All items of income, gain, receipt, loss, deduction, and credit of the Cooperative for each fiscal year are allocated among our members, and our member’s capital accounts, on the basis of the ratio that the volume of the business done with or for each such member bears to the volume of the business done with or for all members who participate in the respective pools described below.

Limits on Allocation of Losses

In a fiscal year that results in a loss, the allocation of such loss to any member shall be limited to the positive balance in such member’s capital account, such that no member will have a deficit balance in their capital account.  Any loss not allocated to the members on account of the preceding sentence (“Excess Loss”) will be reallocated among the remaining members participating in the respective allocation pools on the basis of the ratio that the volume of the business done with or for such member bares to the volume of business done with or for all members in the pool.  To the extent we generate income in a subsequent year, such income shall first be allocated to the members to whom Excess Losses have previously been allocated in order to offset the allocation of Excess Losses to the members’ capital accounts.  To effectuate this allocation of income, the income allocated to the capital accounts of the members from whom the Excess Losses were originally reallocated shall be decreased to properly reflect the amount of the previously allocated Excess Losses reallocated from such members.

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

Item 6.  SELECTED FINANCIAL DATA

The following table presents our selected historical financial data.  We derived the selected income statement data from our audited financial statements for the fiscal years ended December 31, 2012, 2013, 2014, 2015 and 2016, which have been audited by Widmer Roel P.C., independent auditors.  The historical results are not necessarily indicative of the results that may be expected in the future.  You should read this data together with our financial statements and related notes included elsewhere in this report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INCOME STATEMENT DATA:

(in thousands, except share and per unit data)

	Year Ended December 31,
	2012	2013	2014	2015	2016
Corn Revenue	$92,838	$82,925	$61,130	$56,370	$52,135
Corn Expense	(92,935)	(83,016)	(61,219)	(56,475)	(52,240)
Net Income from ProGold Limited Liability Company	6,596	5,746	5,981	5,250	5,375
General & Administrative Expenses	(861)	(869)	(660)	(620)	(574)
Net Income from Operations	5,638	4,786	5,232	4,525	4,696
Interest Income	11	11	10	8	8
Net Income Before Income Tax	5,649	4,797	5,242	4,533	4,704
Income Tax Provision	—	—	—	—	—
Net Income	$5,649	$4,797	$5,242	$4,533	$4,704
Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480	15,490,480

Primary and Fully Diluted Earnings Per Unit	$0.36	$0.31	$0.34	$0.29	$0.30

BALANCE SHEET DATA:
Current Assets:
Cash and Cash Equivalents	$2,698	$3,154	$2,483	$2,272	$2,792
Short-Term Investments	218	218	218	220	219
Other Current Assets	1	10	220	287	342
Total Current Assets	2,917	3,382	2,921	2,779	3,353

Investment in ProGold Limited Liability Company	40,070	35,032	31,344	25,831	20,484
Other Non-Current Assets	8	6	4	3	1
Total Assets	$42,995	$38,420	$34,269	$28,613	$23,838

Current Liabilities	$72	$4	$216	$252	$222

Non-Current Liabilities	$179	$—	$—	$48	$—

Members’ Equity:
Membership Units	42,923	38,416	34,053	28,361	23,616

Accumulated Other Comprehensive Income	(179)	—	—	(48)	—

Total Members’ Equity	42,744	38,416	34,053	28,313	23,616

Total Liabilities and Members’ Equity	$42,995	$38,420	$34,269	$28,613	$23,838

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2016 and December 31, 2015

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

For the fiscal year ended December 31, 2016, the Cooperative sold approximately 15.5 million bushels of corn compared to 15.5 million bushels of corn sold during the fiscal year ended December 31, 2015.  For the fiscal periods ended December 31, 2016 and 2015, the Cooperative recognized corn revenue of $52,135,000 and $56,370,000 respectively, a decrease of 8% due primarily to the decrease of the price of corn sold.  The Cooperative recognized corn expense of $52,240,000 and $56,475,000 in 2016 and 2015 respectively, a decrease of 7% due primarily to decrease in the price of corn purchased.   For the fiscal year ended December 31, 2016, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,447,298 bushels of corn using Method A and 11,043,182 bushels of corn using Method B resulting in incentive fee expense of $221,000 and agency fee income of $221,000 for this period while for the fiscal year ended December 31, 2015, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,453,298 bushels of corn using Method A and 11,037,184 bushels of corn using Method B resulting in incentive fee expense of $223,000 and agency fee income of $221,000 for this period.  For the fiscal periods ended December 31, 2016 and 2015, the Cooperative recognized expense of $92,000 and $92,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the fiscal year ended December 31, 2016, of $5,375,000, an increase of $125,000 or 2% as compared to $5,250,000 for the period ended December 31, 2015.

General and Administrative Expenses.  The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  The general and administrative expenses for the fiscal year ended December 31, 2016, was $574,000 a decrease of $46,000 or 7% as compared to the fiscal year ended December 31, 2015.  The decrease was due primarily to decreased legal and pension plan expenses.

Interest Income.  Interest income for the fiscal year ended December 31, 2016, was $8,000 compared to $8,000 for the fiscal year ended December 31, 2015.

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

Liquidity and Capital Resources

The Cooperative’s working capital at December 31, 2016, was $3,131,000.  The Cooperative’s working capital at December 31, 2015, was $2,527,000.  The Cooperative’s working capital at December 31, 2014, was $2,705,000.

The Cooperative had no long-term debt as of December 31, 2016, December 31, 2015, and December 31, 2014.

The Cooperative used operating cash flows of $753,000 for the fiscal year ended December 31, 2016, $747,000 for the fiscal year ended December 31, 2015, and $735,000 for the fiscal year ended December 31, 2014.

The Cooperative received cash distributions from ProGold totaling $10,721,000 for the fiscal year ended December 31, 2016, $10,763,000 for the fiscal year ended December 31, 2015 and $9,669,000 for the fiscal year ended December 31, 2014.

The Cooperative paid cash distributions to its members totaling $9,449,000 for the fiscal year ended December 31, 2016, $10,225,000 for the fiscal year ended December 31, 2015 and $9,605,000 for the fiscal year ended December 31, 2014.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12 months.

Off-Balance Sheet Arrangements

The Cooperative is not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a current or future material effect on the Cooperative’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table provides information regarding the Cooperative’s contractual obligations as of December 31, 2016:

		Less than	One to
		One	Three	Four to	After Five
	Total	Year	Years	Five Years	Years
Purchase Obligations(1)	$92,000	$92,000	$—	$—	$—
Operating Lease Obligations	$—	$0	$—	$—	$—

Total Contractual Obligations	$92,000	$92,000	$—	$—	$—

(1)	Includes payments due under Cargill Grain Services Agreement that terminates December 31, 2017.

Critical Accounting Estimates

Management’s estimate of the carrying value of the investment in ProGold is based on historical cost plus its pro-rata share of ProGold’s net income and additional paid-in capital less distributions received from ProGold.

The Cooperative does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2017.  The quarterly Method B bushel delivery and agency fee revenue was calculated by allocating the portion of the total annual agency fee for a particular quarter or cumulating it for the particular period.  The annual Method B bushel delivery and agency fee revenue is confirmed at the conclusion of the fiscal year.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

The Cooperative has determined corn revenue and corn expense for Method B deliveries based on the average annual cost per bushel paid by Cargill to the Cooperative’s members for Method A quarterly deliveries.

Recent Accounting Pronouncements

             In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers. The new revenue guidance broadly replaces the revenue guidance provided throughout the Codification.  The core principle of the revenue guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The new revenue guidance also requires the capitalization of certain contract acquisition costs.  Reporting entities must prepare new disclosures providing qualitative and quantitative information on the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  New disclosures also include qualitative and quantitative information on significant judgments, changes in judgments, and contract acquisition assets. At issuance, ASU 2014-09 was effective starting in 2017 for calendar-year public entities, and interim periods within that year. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. During the fourth quarter of 2016, The Cooperative completed the initial evaluation of the new standard and the related assessment and review of existing revenue contracts with its customers. The Cooperative determined, on a preliminary basis, that the timing, pattern and amount of revenue recognized during the year should remain substantially the same.

  The Cooperative anticipates utilizing the full retrospective transition method. The primary impact of the adoption on the Cooperative’s financial statements will be the additional required disclosures around revenue recognition in the notes to the financial statements.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Cooperative’s financial statements for the fiscal years ended December 31, 2014, 2015 and 2016 have been audited to the extent indicated in this report by Widmer Roel PC, an independent registered public accounting firm.  The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOCUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, the person serving as the Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated, as of the end of the period covered by this report, the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act).  Based on that review and evaluation,  the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2016, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control-Integrated Framework and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016 based on these criteria.

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

The name, age, position, district and term details of each of the Directors and the Named Executive Officer are as of March 2, 2017 are as follows:

Name and Address	Age	District	Director Since	Term Expires

Mark Harless (Chairman)	60	East Central	2011	2017
Nicolas Pyle (1st Vice Chairman)	37	Northwest	2010	2021
Shaun Beauclair (2nd Vice Chairman)	52	Northeast	2008	2017
Leslie Nesvig (Treasurer)	77	Northwest	2008	2018
Matthew Hasbargen (Secretary)	45	Southwest	2013	2021
David Benedict (Director)	50	East Central	2010	2021
Bernie DeCock (Director)	61	Southeast	2008	2017
Scott Jetvig (Director)	50	East Central	2015	2018
Gary L. Jirak (Director)	58	Northeast	2008	2018
Brett Johnson (Director)	49	Southwest	2013	2021
Chris A. Johnson (Director)	60	Southwest	2008	2017
Glenn Johnson (Director)	58	Northwest	2008	2017
Byron Koehl (Director)	51	Southeast	2010	2021
Bruce Speich (Director)	63	Southwest	2008	2018
Larry Vipond (Director)	66	Southeast	2015	2018

Executive Officer
Scott Stofferahn	59		—	—

Below is the biographical information of each Director and our Executive Officer.

Shaun Beauclair.  Mr. Beauclair has been a director since 2008 and Second Vice-Chair since March 2015.  Mr. Beauclair farms in the Stephen, Minnesota area, and has been a Farm Operation instructor at Northland Community College in East Grand Forks, Minnesota.  He has served on the Stephen, Minnesota School Board and his church board.  Mr. Beauclair was a director of the Gold Energy ethanol project start-up board. Mr. Beauclair received his Bachelor of Science Degree in Agronomy and completed graduate courses in Agricultural Economics from North Dakota State University.

David Benedict.    Mr. Benedict has been a director since 2010.  Mr. Benedict farmed in the Sabin, Minnesota area between 1987 to 2014.  Mr. Benedict is employed with Steffes Group Auction Service.  Mr. Benedict took accounting classes at Moorhead State University and later received a Farm Business Management Degree from Minnesota State Community and Technical College.

Bernard J. DeCock.  Mr. DeCock has been a director since 2008.  Mr. DeCock has farmed near Ghent, Minnesota since 1978.  Mr. DeCock has served as Board President of MGT Co-op Oil Company of Minneota, Minnesota; Vice-President of Farmers Cooperative Association of Canby, Minnesota; President of Viking Investment Club of Minneota, Minnesota; and co-chair of St. Edward’s Church Endowment Board of Minneota, Minnesota. Mr. DeCock is currently vice chair of the Lyon County Planning and Zoning Committee. He also serves as Trustee for St. Eloi Parish in Ghent, MN.  Mr. DeCock notified the Cooperative in January 2017 that he will not stand for reelection at the Cooperative’s 2017 Annual Member Meeting, scheduled for March 23, 2017 due to personal reasons and not as a result of any disagreement with the Cooperative.

Mark L. Harless.  Mr. Harless has been a director in March of 2011 and Chairman since March 2015.  Mr. Harless has farmed near Moorhead, Minnesota, since 1985.  Mr. Harless serves as vice president of the Lee Bean and Seed, Inc., an edible bean elevator located in Borup, Minnesota, where he has been employed since 1985.  Mr. Harless received his Bachelor of Science degree in Communications from Concordia College.

Matt Hasbargen.  Mr. Hasbargen has been a director since March 2013 and Secretary since March 2015.  He farms near Breckenridge, Minnesota with his father and brother.  In the winter months he works for AgCountry Farm Credit Services as a Senior Insurance Specialist, Trainer.  Prior to returning home to farm in 1999, Mr. Hasbargen worked for Minnesota Life in St. Paul, Minnesota where he managed life insurance accounts for Farm Credit districts throughout the United States.  Mr. Hasbargen holds an Economics degree from Concordia College.

Scott Jetvig Mr. Jetvig has been a director since March 2015.  Mr. Jetvig has farmed near Hawley, Minnesota since 1989. In addition to his individual farming operation, Mr. Jetvig is President of SKJ Investments, Inc., an incorporated farming operation.  Mr. Jetvig served on Halstad Mutual Fire Insurance Company and Hawley Lutheran Church boards. Mr. Jetvig holds Business Administration and Economics degrees from Moorhead State University.

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

Byron Koehl.  Mr. Koehl has been a director since March 2010.  Mr. Koehl is a partner in his family’s farming operation near Hancock, Minnesota, since 1984.  Mr. Koehl serves as President of Outback Five, Inc., of Hancock, Minnesota.  Mr. Koehl is past President of the Stevens County Pork Producers.

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

Lawrence A. Vipond. Mr. Vipond has been a director since March 2015. Mr. Vipond has been farming since 1971 and is a partner in Vipond Farms of Norcross, MN.  Mr. Vipond previously served on the New Horizons Board of Directors and the St. Charles Church Board. Mr. Vipond also served as Chairman of the Herman Community Center Capital Fund Drive. Mr. Vipond attended Fergus Falls Community College.

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

As of December 31, 2016, the Board of Directors of the Cooperative has determined that there is no audit committee financial expert serving on the Audit Committee.  The Cooperative is a cooperative association formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative association law, and the Cooperative’s Amended and Restated Bylaws, the Board of Directors must be composed of members of the Cooperative.   Based on the state law requirements for both membership and board service, the Cooperative is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Cooperative has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to SAS No.114 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 for filing with the Securities and Exchange Commission.

The members of the Audit Committee at the time of the foregoing review, discussions and recommendation were Nicolas Pyle, chair, Gary Jirak, Shaun Beauclair, Leslie Nesvig, Glenn Johnson, Brett Johnson, and Mark Harless.

Code of Ethics

The Cooperative has adopted a code of ethics that applies to its principal executive officer and principal financial officer as well as all employees and Directors of the Cooperative.  The Cooperative’s code of ethics is posted on its website. The Cooperative intends to include on its website, within the time period required by Form 8-K, any amendment to, or waiver from, a provision of our Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Directors has a Personnel and Compensation Committee which is comprised of Messrs. Bernard DeCock, chair, Mark Harless, Matt Hasbargen, Chris Johnson, Bruce Speich, and Larry Vipond during fiscal 2016.  The Committee and Board of Directors have reviewed and discussed the compensation discussion and analysis set forth in this report and, based on this review and discussion, the Board of Directors has approved the inclusion of the compensation discussion analysis in this report.

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

Deferred Compensation Agreement

The Cooperative has not adopted any bonus, profit sharing, or deferred compensation plans other than a pension plan for which accruals were frozen as of January 1, 2013 and under which one former employee receives benefits.

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

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Scott Stofferahn, Executive Vice President**	2016	156,730				0	0	17,177	173,907
	2015	150,504				0	0	17,033	167,537
	2014	147,527				0	0	20,737	168,264

** Mr. Stofferahn commenced his employment on October 15, 2012.

(1) All Other Compensation is comprised of premiums paid for life and disability insurance, company contributions to the 401(k) plan and reimbursements from the health reimbursement account.

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

The following table sets forth for the year ending December 31, 2016 the dollar value of all cash and non-cash compensation paid to individuals serving as Directors of the Cooperative during fiscal year 2016.

		Fees
		Earned or			Non-Equity	Non-Qualified	All Other
		Paid in	Stock	Option	Incentive Plan	Deferred	Compensa-
Name	Year	Cash	Awards	Awards	Compensation	Compensation	tion	Total
Shaun Beauclair	2016	$5,900						$5,900
David Benedict	2016	$3,800						$3,800
Bernard DeCock	2016	$3,400						$3,400
Mark Harless	2016	$11,450						$11,450
Matt Hasbargen	2016	$4,400						$4,400
Scott Jetvig	2016	$3,400						$3,400
Gary Jirak	2016	$3,500						$3,500
Brett Johnson	2016	$3,500						$3,500
Chris A. Johnson	2016	$3,100						$3,100
Glenn Johnson	2016	$3,800						$3,800
Byron Koehl	2016	$3,500						$3,500
Leslie Nesvig	2016	$4,700						$4,700
Nicolas Pyle	2016	$4,600						$4,600
Bruce Speich	2016	$3,300						$3,300
Larry Vipond	2016	$3,400						$3,400

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 2, 2017 the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Scott Stofferahn, our Executive Vice President (our Named Executive Officer) and (4) all of our Directors and the Named Executive Officer as a group.  The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.  The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,552 members.  Each member of the Cooperative is allowed to cast one vote at any meeting of the members, regardless of the number of Units actually held by that member.  Some of our directors hold their Units through more than one entity which allows those directors to cast a vote for each one of those members.  The address of each director and our Named Executive Officer is 1002 Main Avenue W, Suite 5, West Fargo, ND 58078.

	Amount and Nature of
	Beneficial Ownership
			Number of
	Number of		Membership	Percentage
Name of Beneficial Owner	Units (1)		Votes(2)	of Class
Beauclair, Shaun	148,000	(3)	3	0.96%
Benedict, David	15,000		1	0.10%
DeCock, Bernie	75,000	(4)	1	0.48%
Harless, Mark	28,000	(5)	1	0.18%
Hasbargen, Matt	8,000	(6)	1	0.05%
Jetvig, Scott	30,000		1	0.19%
Jirak, Gary	40,000	(7)	2	0.26%
Johnson, Brett	9,000		1	0.06%
Johnson, Chris	18,000	(8)	1	0.12%
Johnson, Glenn	50,703		1	0.33%
Koehl, Byron	16,000	(9)	2	0.10%
Nesvig, Les	4,000		1	0.03%
Pyle, Nicolas	57,000	(10)	3	0.37%
Speich, Bruce	4,000		1	0.03%
Vipond, Larry	69,000	(11)	1	0.45%
Stofferahn, Scott	16,667	(12)	1	0.11%

All directors and executive officers as a group (16 people)	580,370			3.80%

(1)	Membership interests are measured Units which equal the holder’s proportionate financial right but not a governance right.

(2)

Voting rights are based on one member one vote.  Each person or entity that holds units is a member for voting purposes.  Some officers and directors own their units through multiple entities resulting in multiple membership votes.

(3)	Includes 20,000 Units owned directly by Mr. Beauclair’s spouse and 88,000 Units Mr. Beauclair owns in joint tenancy with his spouse.

(4)	Includes 37,500 Units owned directly by Mr. DeCock’s Revocable Living Trust and 37,500 Units owned by Mr. DeCock’s spouse’s Revocable Living Trust.

(5)	Includes 28,000 Units owned jointly with his spouse.

(6)	Included 8000 Units owned by Matthew Hasbargen Farm LLC of which Mr. Hasbargen is President.

(7)	Includes 30,000 Units owned by Jirak Brothers Farming Partnership of which Mr. Jirak is a partner and 10,000 Units owned by Triple J. Ranch, Inc. of which Mr. Jirak is a shareholder.

(8)	Includes 13,000 Units owned by C and S Farms of which Mr. Johnson is the President and 5,000 owned directly by Mr. Johnson’s Spouse.

(9)	Includes 4000 Units as of C R Koehl & Sons, Inc. of which Mr. Koehl is a 8.75% owner, and 8,000 Units held by two dependent sons.

(10)

Mr. Pyle owns no Units directly.  Includes 40,000 Units held by McIntyre Farms of which Mr. Pyle is a 25% owner, 10,000 Units held by  HarMar LLC of which Mr. Pyle is a 33% owner, and 7,000 Units held jointly with his spouse.

(11)	Includes 69,000 Units owned by Vipond Farms of which Mr. Vipond is a 20% owner.

(12)	Includes indirect interest in 16,667 Units owned by his spouse.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely on a review of the copies of such reports furnished to us and written representations from our officers and directors, all directors and officers filed timely reports of ownership and changes in ownership with the SEC with the exception of the following transactions: Scott Stofferahn filed a late Form 4 on January 14, 2016 to record the disposition of 12,500 Units by the Stofferahn Family Trust and the acquisition of 4,167 Units by his spouse on January 1, 2016; and Brett A. Johnson filed a late Form 4 on January 14, 2016 to record his acquisition of 6,000 Units at $4.5 on January 1, 2016.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2016 and 2015 and fees, if any, for other services rendered by Widmer Roel during those periods.

	2016	2015
Audit Fees	$33,405	$27,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$33,405	$27,000

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2016 and 2015.

Audit-Related Fees.  No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2016 and 2015.

Tax Fees.  No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2016 and 2015.

All Other Fees.  No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2016 and 2015.

The Cooperative’s Audit Committee would pre-approve all professional services provided by Widmer Roel to the Cooperative.  The Audit Committee approved all of the services and the fees billed for such services to the Cooperative.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2016 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Documents filed as part of this report.

1.Financial Statements

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2016 and 2015.

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014.

Statements of Changes in Members’ Equity for the Years Ended December 31, 2016, 2015 and 2014.

Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.

Notes to the Financial Statements.

2.Financial Statement Schedules

Not applicable.

(b)    Exhibits.

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.  See “Exhibit Index to Annual Report on Form 10-K” on page E-1 and E-2 immediately following Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 07, 2017.

GOLDEN GROWERS COOPERATIVE

By:	/S/ Scott Stofferahn
Scott Stofferahn
Dated: March 07, 2017

Power of Attorney

Each person whose signature appears below appoints Scott Stofferahn as their true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, to perform all acts and execution of all documents which such attorney and agent may deem necessary or desirable to enable Golden Growers Cooperative to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with filing with the Commission the Annual Report on Form 10-K of Golden Growers Cooperative for the fiscal year ended December 31, 2016 and any and all amendments and exhibits thereto, and other documents in connection therewith, including specifically, but without limiting the generality of the foregoing, power and authority to sign the names of the undersigned to the Form 10-K and to any instruments and documents filed as part of or in connection with the Form 10-K or any amendments thereto; and the undersigned hereby ratify and confirm all actions taken and documents signed by said attorney and agent as provided herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of March 07, 2017.

/S/ Mark Harless	/S/ Nicolas Pyle
Mark Harless (Chairman)	Nicolas Pyle (1st Vice Chairman)

/S/ Shaun Beauclair	/S/ Davjd Benedict
Shaun Beauclair (2nd Vice Chairman)	David Benedict (Director)

/S/ Bernie DeCock	/S/ Matthew Hasbargen
Bernie DeCock (Director)	Matthew Hasbargen (Director, Secretary)

/S/ Scott Jetvig	/S/ Gary L. Jirak
Scott Jetvig (Director)	Gary L. Jirak (Director)

/S/ Brett Johnson	/S/ Chris A. Johnson
Brett Johnson (Director)	Chris A. Johnson (Director)

/S/ Glenn Johnson	/S/ Byron Koehl
Glenn Johnson (Director)	Byron Koehl (Director)

/S/ Leslie Nesvig	/S/ Bruce Speich
Leslie Nesvig (Director, Treasurer)	Bruce Speich (Director)

/S/ Larry Vipond	/S/ Scott Stofferahn
Larry Vipond (Director)	Scott Stofferahn (principal executive, financial and accounting officer)

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

A-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Golden Growers Cooperative

Fargo, North Dakota

We have audited the accompanying balance sheets of Golden Growers Cooperative as of December 31, 2016 and 2015,  and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for each of the years in the three-year period ended December 31, 2016.  Golden Growers Cooperative’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Growers Cooperative, as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Widmer Roel

Fargo, North Dakota
March 2, 2017

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

(Dollars In Thousands)

	December 31,
ASSETS	2015	2016
Current Assets:
Cash and Cash Equivalents	$2,272	$2,792
Short-Term Investments	220	219
Prepaid Expenses	287	342
Total Current Assets	2,779	3,353

Furniture and Equipment, Net	3	1

Investment in ProGold Limited Liability Company	25,831	20,484

Total Assets	$28,613	$23,838

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$23	$1
Accrued Liabilities	229	221
Total Current Liabilities	252	222

Non-Current Liabilities	48	0

Members' Equity:
Members’ Equity	28,361	23,616
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2016 and December 31, 2015
Accumulated Other Comprehensive Income (Loss)	(48)

Total Members’ Equity	28,313	23,616

Total Liabilities and Members’ Equity	$28,613	$23,838

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2014	2015	2016
OPERATIONS
Corn Revenue	$61,130	$56,370	$52,135
Corn Expense	(61,219)	(56,475)	(52,240)
Net Income from ProGold Limited Liability Company	5,981	5,250	5,375
General & Administrative Expenses	(660)	(620)	(574)

Net Income from Operations	5,232	4,525	4,696

Interest Income	10	8	8

Net Income Before Income Tax	$5,242	$4,533	$4,704

Income Tax Provision	—		—
Net Income	$5,242	$4,533	$4,704

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.34	$0.29	$0.30

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2014	2015	2016
COMPREHENSIVE INCOME
Net Income	$5,242	$4,533	$4,704
Pension Liability Adjustment	—	(48)	48

Comprehensive Income	$5,242	$4,485	$4,752

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars In Thousands)

	Accumulated
	Other		Total
	Comprehensive	Members’	Members’
	Income	Equity	Equity
BALANCE December 31, 2013	$—	$38,416	$38,416
Net income	—	5,242	5,242
Member distributions	—	(9,605)	(9,605)
Pension liability adjustment	—	—	—

BALANCE December 31, 2014	$—	$34,053	$34,053
Net income	—	4,533	4,533
Member distributions	—	(10,225)	(10,225)
Pension liability adjustment	(48)	—	(48)

BALANCE December 31, 2015	$(48)	$28,361	$28,313
Net income	—	4,704	4,704
Member distributions	—	(9,449)	(9,449)
Pension liability adjustment	48	—	48

BALANCE December 31, 2016	$—	$23,616	$23,616

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2014	2015	2016

Cash Flows from Operating Activities
Net Income	$5,242	$4,533	$4,704
Net (Income) from ProGold Limited Liability Company	(5,981)	(5,250)	(5,375)
Depreciation	2	1	2
Changes in assets and liabilities
Prepaid Expenses	(210)	(67)	(55)
Accounts payable	—	23	(22)
Accrued liabilities	212	13	(7)
Net cash used in operating activities	(735)	(747)	(753)

Cash Flows from Investing Activities
(Purchase) Sale of investments	—	(2)	1
Distribution received from ProGold LLC	9,669	10,763	10,721
Net cash Provided in Investing Activities	9,669	10,761	10,722

Cash Flows from Financing Activities
Member distributions paid	(9,605)	(10,225)	(9,449)
Net Cash Used by Financing Activities	(9,605)	(10,225)	(9,449)

Increase (Decrease) in Cash and Cash Equivalents	(671)	(211)	520

Cash and Cash Equivalents, Beginning of Period	3,154	2,483	2,272

Cash and Cash Equivalents, End of Period	$2,483	$2,272	$2,792

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers. The new revenue guidance broadly replaces the revenue guidance provided throughout the Codification.  The core principle of the revenue guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The new revenue guidance also requires the capitalization of certain contract acquisition costs.  Reporting entities must prepare new disclosures providing qualitative and quantitative information on the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  New disclosures also include qualitative and quantitative information on significant judgments, changes in judgments, and contract acquisition assets. At issuance, ASU 2014-09 was effective starting in 2017 for calendar-year public entities, and interim periods within that year. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. During the fourth quarter of 2016, The Cooperative completed the initial evaluation of the new standard and the related assessment and review of existing revenue contracts with its customers. The Cooperative determined, on a preliminary basis, that the timing, pattern and amount of revenue recognized during the year should remain substantially the same.  The Cooperative anticipates utilizing the full retrospective transition method. The primary impact of the adoption on the Cooperative’s financial statements will be the additional required disclosures around revenue recognition in the notes to the financial statements.

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

Income Taxes – Beginning September 1, 2009, Golden Growers Cooperative is taxed as a limited liability company under Subchapter K of the Internal Revenue Code.  As such, the Cooperative will generally not be subject to income taxes.  Instead, net income will be reported by its members who will be responsible for any income taxes which may be due.  Prior to September 1, 2009, Golden Growers Cooperative was an exempt cooperative for federal income tax purposes.  As such, the cooperative was generally not subject to income taxes.  Instead, net proceeds were allocated to the Cooperative's patrons who were responsible for any income taxes which may have been due. The Cooperative’s net financial basis in its assets and liabilities exceeded its tax basis by approximately $8 million and $11 million as of December 31, 2016 and 2015, respectively.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  At December 31, 2016, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $2.8 million.

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold Limited Liability Company:

	December 31,
(In Thousands)	2016	2015	2014

Current Assets	$125	$133	$2,375
Long-Term Assets	42,086	53,386	65,019
Total Assets	$42,211	$53,519	$67,394

Current Liabilities	$407	$404	$2,627
Long-Term Liabilities	—	400	800
Total Liabilities	407	804	3,427

Members’ Equity	41,804	52,715	63,967

Total Liabilities and Members’ Equity	$42,211	$53,519	$67,394

Rent Revenue on Operating Lease	$22,837	$23,106	$24,125
Expenses	11,866	12,392	11,919

Net Income	$10,971	$10,714	$12,206

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.

The Cooperative’s investments held to maturity are as follows as of December 31, 2016 and 2015 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2016:
Money Market & CD’s	$219	$—	$—	$219

December 31, 2015:
Money Market & CD’s	$220	$—	$—	$220

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

NOTE 5 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

The Cooperative had no unrecognized tax benefits on December 31, 2016 and 2015. No interest or penalties are recognized in the statements of operations or in the balance sheets.

The Cooperative recognized no income tax expense for the years ended December 31, 2016, 2015 and 2014.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan as of January 1, 2013. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.  During the year ended December 31, 2016, 2015 and 2014, the pension expenses were $12,000,  $25,000, and $74,000, respectively.

As of December 31, 2016, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

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

Substantially all of the Plan’s assets consist of BNY Mellon funds (Fund) and are valued based on Level II inputs, as determined from the Fund’s FAS 157 footnote included in the Fund’s audited financial statements. The Fund’s valuation techniques include market matrix pricing and market inputs, including bench mark yields, reported trades, broker/dealer quotes and others. There has been no changes in valuation techniques and inputs in 2016, 2015 and 2014.

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2016	2015

Discount Rate	4.50%	5.00%
Expected Return on Plan Assets	6.25%	6.25%
Rate of Compensation Increase	4.73%	4.73%

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands):

Expected
Benefit
Payments

2017	$54
2018	54
2019	54
2020	54
2021	54
2022-2026	243

Total	$513

The Cooperative expects to make contributions of approximately $9,000 to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014

Service Cost	$—	$—	$—
Interest Cost	34	37	36
Expected Return on Plan Assets	(48)	(44)	(48)
Amortization of Net (Gain) Loss	5	11	25
Net Periodic Pension Cost	$(9)	$4	$13

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2016 and 2015 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2016 and 2015 (in thousands):

	December 31,	December 31,
	2016	2015

Change in Benefit Obligation
Obligation at the Beginning of the Period	$775	$748
Service Cost	—	—
Interest Cost	37	36
Actuarial (Gain) Loss	15	45
Benefits Paid	(55)	(54)

Obligation at the End of the Period	$772	$775

Change in Plan Assets
Fair Value at the Beginning of the Period	$727	$777
Actual Returns on Plan Assets	107	(21)
Employer Contributions	12	25
Benefits Paid	(55)	(54)

Fair Value at the End of the Period	$791	$727

Funded Status
Funded Status as of Period Ended	$19	$(48)

Net Amount Recognized	$—	$(48)

	December 31,	December 31,
	2016	2015

Amounts Recognized in the Balance Sheets
Noncurrent Assets	$—	$—
Current Liabilities	—	—
Noncurrent Liabilities	—	(48)

Net Amount Recognized	$—	$(48)

Accumulated Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Accumulated Gain (Loss) Beginning of the Period	$(48)	$—
Recognized in Periodic Cost	—	—
Amount Arising During the Period	48	(48)

Accumulated Gain (Loss) End of the Period	$0	$(48)

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $7,489,  $7,123 and $6,979 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $92,000 annually and terminates December 31, 2017.

NOTE 8 - SUBSEQUENT EVENTS

In February of 2017, the Cooperative declared a distribution of $2,215,138, or $0.143 per outstanding membership unit.

Management has reviewed subsequent events through March 2, 2017 the date to which the financial statements were available to be issued.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2016

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

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2016 and August 31, 2015 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Quarterly Report on Form 10-Q (File No. 151232579) filed on November 14, 2016.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

101

The following materials from this report, formatted in Extensible Business Reporting Language (XBRL), are filed herewith: (i) Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014; (iv) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (v) Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Financial Statements.* *

* * Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference to such filings.

E-2