Form 10-Q
period 2017-03-31
Golden Growers Cooperative
filed 2017-05-12
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a small reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES ☐	NO ☒

As of May 11, 2017  the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)	(audited)
Current Assets:
Cash and Cash Equivalents	$—	$2,792
Short-Term Investments	220	219
Prepaid Expenses	522	342
Total Current Assets	742	3,353

Furniture and Equipment, Net	1	1

Investment in ProGold Limited Liability Company	22,838	20,484

Total Assets	$23,581	$23,838

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$52	$1
Accrued Liabilities	1	221
Total Current Liabilities	53	222

Non-Current Liabilities	—	—

Members' Equity:
Members’ Equity	23,528	23,616
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2017 and December 31, 2016
Accumulated Other Comprehensive Income (Loss)	—	—

Total Members’ Equity	23,528	23,616

Total Liabilities and Members’ Equity	$23,581	$23,838

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Other Than Share and Per-Share Data)

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
OPERATIONS
Corn Revenue	$17,367	$17,795
Corn Expense	(17,390)	(17,817)
Net Income from ProGold Limited Liability Company	2,355	1,371
General & Administrative Expenses	(206)	(169)

Net Income from Operations	2,126	1,180

Interest Income	2	2

Net Income Before Income Tax	$2,128	$1,182

Income Tax Provision	—	—
Net Income	$2,128	$1,182

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480

Earnings per Share/Membership Unit Primary and Fully Diluted	$0.14	$0.08

	Three Months Ended
	March 31, 2017	March 31, 2016
COMPREHENSIVE INCOME
Net Income	$2,128	$1,182
Pension Liability Adjustment	—	42

Comprehensive Income	$2,128	$1,224

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

Cash Flows from Operating Activities
Net Income	$2,128	$1,182
Net (Income) from ProGold Limited Liability Company	(2,355)	(1,371)
Depreciation	—	1
Changes in Assets and Liabilities
Prepaid Expenses	(180)	284
Accounts Payable	51	(22)
Accrued Liabilities	(220)	(110)
Net Cash Used in Operating Activities	(576)	(36)

Cash Flows from Investing Activities
(Purchase) Sale of Investments	(1)	—
Distribution Received from ProGold LLC	—	2,650
Net Cash Provided in Investing Activities	(1)	2,650

Cash Flows from Financing Activities
Member Distributions Paid	(2,215)	(3,098)
Net Cash Used in Financing Activities	(2,215)	(3,098)

Increase (Decrease) in Cash and Cash Equivalents	(2,792)	(484)

Cash and Cash Equivalents, Beginning of Period	2,792	2,272

Cash and Cash Equivalents, End of Period	$—	$1,788

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 1 – BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (the “Cooperative”) for the three-month periods ended March 31, 2017 and 2016 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the periods ended March 31, 2017 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2017.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (“ProGold LLC”).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	March 31,		December 31,
(In Thousands)	2017	2016	2016

Current Assets	$5,718	$463	$125
Long-Term Assets	41,198	50,346	42,086
Total Assets	$46,916	$50,809	$42,211

Current Liabilities	$307	$401	$407
Long-Term Liabilities	—	300	0
Total Liabilities	307	701	407

Members’ Equity	46,609	50,108	41,804

Total Liabilities and Members’ Equity	$46,916	$50,809	$42,211

Rent Revenue on Operating Lease	$5,617	$5,756	$22,837
Expenses	812	2,957	11,866

Net Income	$4,805	$2,799	$10,971

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of March 31, 2017 and December 31, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2017:
Money Market & CD’s	$220	$—	$—	$220

December 31, 2016:
Money Market & CD’s	$219	$—	$—	$219

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the three-months ended March 31, 2017 and March 31, 2016 (in thousands):

	March 31,	March 31,
	2017	2016

Service Cost	$—	$—
Interest Cost	8	37
Expected Return on Plan Assets	(12)	(47)
Amortization of Net (Gain) Loss	1	8
Net Periodic Pension Cost	$(3)	$(2)

Through the three-months ended March 31, 2017, the Cooperative has made $0 in contributions as compared to $6,000 through the three-months ended March 31, 2016.  The Cooperative anticipates $9,000 in contributions in 2017. Contributions in 2016 totaled $20,000.

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 8 – DISTRIBUTIONS TO MEMBERS

On February 16, 2017, the Cooperative made distributions to its members totaling $2,215,139 or $0.143 per outstanding membership unit. Traditionally, the Cooperative has issued distributions near $0.20/bushel.  This year, however, the Cooperative issued a distribution equal to 30% of allocated income, the minimum amount required to be distributed according to the Cooperative’s Bylaws, because the ProGold LLC Board of Governors voted in January 2017 to suspend automatic distributions to its partners until such time as a final decision had been made for the use of its corn wet-milling facility starting on January 1, 2018. For more information on the lease of ProGold LLC’s wet-milling facility to Cargill, see Note 10 to the Financial Statements, Subsequent Events, below.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill in connection with the procurement of corn which includes an annual fee of $92,000 paid by the Cooperative to Cargill in quarterly installments and terminates December 31, 2017.

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative, Cargill, and American Crystal Sugar Company (“American Crystal”) have entered into a Consent Agreement dated as of April 4, 2017 to be effective on January 1, 2018 relating to the lease of ProGold LLC’s wet-milling facility to Cargill and the Cooperative’s interest in ProGold LLC. ProGold LLC and Cargill entered into a Second Amended and Restated Facility Lease (as further described below), and Cargill and American Crystal entered into an Option Agreement dated as of April 4, 2017 to be effective on January 1, 2018 detailing the price, term and other conditions under which American Crystal grants to Cargill an exclusive option to purchase a 50% interest in ProGold LLC from American Crystal during the first four years of the lease.

Under the Consent Agreement, the Cooperative approves and consents to the transfer of the 50% interest in ProGold LLC from American Crystal to Cargill in the event Cargill exercises its option.  The Cooperative also secures the right to purchase American Crystal’s remaining 1% interest in ProGold LLC for a base price ranging from $1.7 million to $1.3  million, depending on when Cargill notifies American Crystal of its intention to exercise its option.  The Cooperative would also be required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that have not been paid by Cargill to ProGold LLC through additional rent with respect to certain projects at the facility.  In the event Cargill intends to exercise its option, before exercising such option, Cargill and the Cooperative will expeditiously and in good faith work together to finalize agreements for the structure, governance and operation of ProGold LLC according to certain operational principles and other guideline terms as provided in a Memorandum of Understanding attached to the Consent Agreement.

The Second Amended and Restated Facility Lease entered into by ProGold LLC and Cargill dated as of April 4, 2017 commences on January 1, 2018 and continues through December 31, 2022. The lease will be automatically extended for one year in the event that either (i) Cargill has not, prior to December 31, 2021, exercised the option to purchase American Crystal’s 50% interest in ProGold LLC or (ii) if the parties have not otherwise mutually agreed to extend or terminate the lease.

Cargill will pay ProGold LLC annual rent of $17 million in 2018 and 2019, $16 million in 2020, $15.5 million in 2021 and 2022, and $14 million if the lease is extended through 2023 as described above.

In connection with renewing the lease between ProGold LLC and Cargill, ProGold LLC has agreed to pay at least $750,000 annually for infrastructure maintenance and may also be required to pay additional sums in order to make certain capital improvements.  The payments will reduce any income available for ProGold LLC’s members at the time of such expenses.  The Cooperative and American Crystal would experience any such reduction in ProGold LLC’s income proportionately based on their percentage ownership of ProGold LLC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2016.  This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated.  See the discussion of risk factors in Item 1A, Risk Factors, included in the Cooperative’s Annual Report for the 2016 fiscal year on Form 10-K.  The Cooperative does not intend to update the forward-looking statements contained in this report other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,554 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”) who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective, our membership interest in ProGold LLC is our primary asset that, in addition to giving us the right to receive distributions from ProGold LLC, also provides our members with additional value for the delivery of their corn for processing.  Annually, we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

For the 2017 fiscal year, members elected to deliver 29% of their corn by Method A and members elected to deliver 71% of their corn by Method B.  This election will result in 29% of the Cooperative’s income and/or losses and 29% of any cash distributions being allocated to the Method A pool in fiscal year 2017, which reflects the actual percentage of corn members elected to deliver using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

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

For the three-months ended March 31, 2017, the Cooperative sold approximately 4.3 million bushels of corn compared to 4.4 million bushels of corn sold during the three-months ended March 31, 2016.

For the three months ended March 31, 2017 and 2016, the Cooperative recognized corn revenue of $17,367,000 and $17,795,000, respectively, a decrease of 2%, due primarily to a decrease in the selling price per bushel of corn sold in 2017 compared to 2016.  The Cooperative recognized corn expense of $17,390,000 and $17,817,000 for the three months ended March 31, 2017 and 2016 respectively, a decrease of 2% due primarily to a decrease in the cost per bushel of corn purchased in 2017 compared to 2016.  For the three-months ended March 31, 2017 and 2016, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1,547,000 and 1,554,000 bushels of corn respectively using Method A, and 2,788,000 and 2,807,000 bushels of corn respectively, using Method B. For the three-months ended March 31, 2017 and 2016, the Cooperative recognized expense of $23,000 and $23,000, respectively, in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC.  The Cooperative derived income from ProGold LLC for the three-months ended March 31, 2017, of $2,355,000 compared to $1,371,000 for the three-months ended March 31, 2016, an increase of 71% due primarily to a reduction in ProGold LLC depreciation expense in 2017 compared to 2016.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the three-months ended March 31, 2017, was $206,000 compared to $169,000 for the three-months ended March 31, 2016 primarily based on timing differences in payments as compared to 2016.

Interest Income. Interest income for the three-months ended March 31, 2017, was $2,000 compared to $2,000 for the three months ended March 31, 2016.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2017 was $689,000 compared to $1,891,000 at March 31, 2016. The reduced working capital in the first quarter of 2017 as compared to the same period in 2016 was due to the fact that the Cooperative received no cash distributions from ProGold LLC for the three-month period ended March 31, 2017 compared to $2,650,000 for the three-month period ended March 31, 2016.    The ProGold LLC Board of Governors voted in January 2017 to suspend automatic distributions to its partners until such time as a final decision had been made for the use of its corn wet-milling facility starting on January 1, 2018. For more information on the lease of ProGold LLC’s wet-milling facility to Cargill, see Note 10 to the Financial Statements, Subsequent Events, included in Item 1 of Part I of this report.

ProGold’s suspension of automatic distributions also affected the Cooperative’s use of cash flows and cash distributions to the Cooperative’s members. The Cooperative used operating cash flows of $576,000 for the three-month period ended March 31, 2017 compared to $36,000 for the three-month period ended March 31, 2016 and paid cash distributions to its members totaling $2,215,000 for the three-month period ended March 31, 2017 compared to $3,098,000 for the three-month period ended March 31, 2016. The Cooperative’s reduced distribution, equal to 30% of allocated income, was the minimum amount required to be distributed according to the Cooperative’s Bylaws.

The Cooperative had no long-term debt as of March 31, 2017 and March 31, 2016.

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

The remainder of the Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Polices, of the Notes to the Financial Statements included in the Cooperative’s Annual Report on Form 10-K for the fiscal year ending December 31, 2016.  The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2016.  There has been no significant change in the Cooperative’s significant accounting policies or critical accounting estimates since the end of fiscal 2016.

Off Balance Sheet Arrangements

None.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2017.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

For a detailed discussion of certain risk factors that could affect the Cooperative’s operations, financial condition or results for future periods, see Item 1A, Risk Factors, in the Cooperative’s Annual Report for the fiscal year ended December 31, 2016 on Form 10-K.

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

10.3

ProGold Limited Liability Company Amended and Restated Member Control Agreement between Golden Growers Cooperative and American Crystal Sugar Company dated September 1, 2009 is incorporated by reference to Exhibit 10.4 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.4	Operating Agreement of ProGold Limited Liability Company is incorporated by reference to Exhibit 10.5 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

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

10.7	Amendment to ProGold Limited Liability Company Member Control Agreement between Golden Growers Cooperative and American Crystal Sugar Company dated April 4, 2017 – filed herewith.

10.8

Consent Agreement among Golden Growers Cooperative, Cargill Incorporated, and American Crystal Sugar Company dated April 4, 2017 is incorporated by reference to Exhibit 10.1 from the Cooperative’s Current Report on Form 8-K (File No. 17753203) filed April 10, 2017.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2015 and August 31, 2016 – filed herewith.

101

The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) balance sheets, (ii) statements of operations and comprehensive income, (iii) statements of cash flows, and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: May 12, 2017	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer