Form 10-Q
period 2017-06-30
Golden Growers Cooperative
filed 2017-08-11
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

(In Thousands)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)	(audited)
Current Assets:
Cash and Cash Equivalents	$3,329	$2,792
Short-Term Investments	220	219
Prepaid Expenses	—	342
Total Current Assets	3,549	3,353

Furniture and Equipment, Net	—	1

Investment in ProGold Limited Liability Company	20,200	20,484

Total Assets	$23,749	$23,838

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$1	$1
Accrued Liabilities	—	221
Total Current Liabilities	1	222

Non-Current Liabilities	—	—

Members' Equity:
Members’ Equity	23,748	23,616
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2017 and December 31, 2016
Accumulated Other Comprehensive Income (Loss)	—	—

Total Members’ Equity	23,748	23,616

Total Liabilities and Members’ Equity	$23,749	$23,838

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Other Than Share and Per-Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
OPERATIONS
Corn Revenue	$11,374	$13,007	$28,741	$30,802
Corn Expense	(11,395)	(13,029)	(28,785)	(30,846)
Net Income from ProGold Limited Liability Company	2,538	1,388	4,893	2,759
General & Administrative Expenses	(132)	(174)	(338)	(343)

Net Income from Operations	2,385	1,192	4,511	2,372

Interest Income	4	2	6	4

Net Income Before Income Tax	$2,389	$1,194	$4,517	$2,376

Income Tax Provision	—	—	—	—
Net Income	$2,389	$1,194	$4,517	$2,376

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.09	$0.08	$0.29	$0.15

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
COMPREHENSIVE INCOME
Net Income	$2,389	$1,194	$4,517	$2,376
Pension Liability Adjustment	—	6	—	48

Comprehensive Income	$2,389	$1,200	$4,517	$2,424

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016

Cash Flows from Operating Activities
Net Income	$4,517	$2,376
Net (Income) from ProGold Limited Liability Company	(4,893)	(2,759)
Depreciation	1	1
Changes in assets and liabilities
Prepaid Expenses	342	287
Accounts payable	—	(23)
Accrued liabilities	(221)	(228)
Net Cash Used in Operating Activities	(254)	(346)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(1)	—
Distribution received from ProGold LLC	5,176	5,442
Net cash Provided in Investing Activities	5,175	5,442

Cash Flows from Financing Activities
Member distributions paid	(4,384)	(6,196)
Net Cash Used in Financing Activities	(4,384)	(6,196)

Increase (Decrease) in Cash and Cash Equivalents	537	(1,100)

Cash and Cash Equivalents, Beginning of Period	2,792	2,272

Cash and Cash Equivalents, End of Period	$3,329	$1,172

See Notes to Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 1 – BASIS OF PRESENTATION

The financial statements of the Golden Growers Cooperative (the “Cooperative”) for the six-month periods ended June 30, 2017 and 2016 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the six month period ended June 30, 2017 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2017.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (“ProGold LLC”).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	June 30,		December 31,
(In Thousands)	2017	2016	2016

Current Assets	$551	$157	$125
Long-Term Assets	40,875	47,685	42,086
Total Assets	$41,426	$47,842	$42,211

Current Liabilities	$201	$401	$407
Long-Term Liabilities	—	200	0
Total Liabilities	201	601	407

Members’ Equity	41,225	47,241	41,804

Total Liabilities and Members’ Equity	$41,426	$47,842	$42,211

Rent Revenue on Operating Lease	$11,520	$11,566	$22,837
Expenses	1,534	5,936	11,866

Net Income	$9,986	$5,630	$10,971

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of June 30, 2017 and December 31, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2017:
Money Market & CD’s	$220	$—	$—	$220

December 31, 2016:
Money Market & CD’s	$219	$—	$—	$219

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the six-months ended June 30, 2017 and June 30, 2016 (in thousands):

	June 30,	June 30,
	2017	2016

Service Cost	$—	$—
Interest Cost	35	36
Expected Return on Plan Assets	(49)	(49)
Amortization of Net (Gain) Loss	—	1
Net Periodic Pension Cost	$(14)	$(12)

Through the six-months ended June 30, 2017, the Cooperative has made $0 in contributions as compared to $12,000 through the six-months ended June 30, 2016.  The Cooperative anticipates making $6,000 in contributions in 2017. Contributions in 2016 totaled $12,000.

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

NOTE 8 – DISTRIBUTIONS TO MEMBERS

On February 16, 2017, the Cooperative made distributions to its members totaling $2,215,139 or $0.143 per outstanding membership unit. On June 23, 2017, the Cooperative made distributions to its members totaling $2,168,667 or $0.14 per outstanding membership unit.

Traditionally, the Cooperative has issued distributions near $0.20/bushel.  The reduced distribution in February was due to ProGold LLC’s suspension of automatic distributions to its members until such time as a final decision had been made for the use of ProGold LLC’s corn wet-milling facility starting on January 1, 2018. Therefore, the Cooperative issued a distribution to its members equal to 30% of allocated income, the minimum amount required to be distributed according to the Cooperative’s Bylaws. On April 4, 2017, ProGold and Cargill entered into a Second Amended and Restated Facility Lease commencing on January 1, 2018 and continuing through December 31, 2022.  Subsequent to the lease, the ProGold LLC Board of Governors voted in May of 2017 to resume monthly distributions to its members.

In determining the amount of the June distribution, the Cooperative evaluated revenue and cash flows for the current year and through the end of the new lease, including the potential for reduced distributions from ProGold LLC due to payments ProGold must make for infrastructure maintenance and certain capital improvements under the lease. The Cooperative also considered its potential purchase and payment obligations under the Consent Agreement, dated as of April 4, 2017 to be effective on January 1, 2018, by and among the Cooperative, Cargill, and American Crystal Sugar Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill in connection with the procurement of corn which includes an annual fee of $92,000 paid by the Cooperative to Cargill in quarterly installments and terminates December 31, 2017.

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2017 financial statements and concluded that no subsequent events have occurred that would require recognition in the June 30, 2017 financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this report and the audited financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2016.  This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated.  See the discussion of risk factors in Item 1A, Risk Factors, included in the Cooperative’s Annual Report for the 2016 fiscal year on Form 10-K.  The Cooperative does not intend to update the forward-looking statements contained in this report other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,548 members in the business of providing value to our members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”) who uses the facility to process corn into high fructose corn syrup.  We accomplish our business on behalf of our members through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective, our membership interest in ProGold LLC is our primary asset that, in addition to giving us the right to receive distributions from ProGold LLC, also provides our members with additional value for the delivery of their corn for processing.  Annually, we are required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

For the three and six-month ended June 30, 2017, the Cooperative sold approximately 3.8 and 8.1 million bushels of corn compared to 3.8 and 8.1 million bushels of corn sold during the three and six-month periods ended June 30, 2016.

For the three and six month period ended June 30, 2017 the Cooperative recognized corn revenue of $11,374,000 and $28,741,000 compared to $13,007,000 and $30,802,000 during the same respective periods in 2016, a decrease of 13% for the second quarter and a decrease of 7% year-to-date due primarily to a decrease in the selling price per bushel of corn sold in 2017 compared to 2016.

Expenses. The Cooperative recognized corn expense of $11,395,000 and $28,785,000 for the three and six-month periods ended June 30, 2017 compared to $13,029,000 and $30,846,000 during the same respective periods in 2016 respectively, a decrease of 13% for the second quarter, and a decrease of 7% year-to-date due primarily to a decrease in the cost per bushel of corn purchased in 2017 compared to 2016.  For the same three and six-month periods ended June 30, 2017, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 967,000 and 2,514,000 bushels of corn using Method A and 2,805,000 and 5,593,000 bushels of corn using Method B. In the same respective periods in 2016, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 969,000 and 2,523,000 bushels of corn using Method A and 2,781,000 and 5,587,000 bushels of corn using Method B. The Cooperative recognized expense of $23,000 and $46,000 for the three and six-month periods ended June 30, 2017 compared to $23,000 and $46,000 during the same respective periods in 2016 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and six-month periods ended June 30, 2017 of $2,538,000 and 4,893,000 compared to $1,388,000 and $2,759,000 during the same respective periods in 2016, an increase of 83% for the second quarter and an increase of 77% year-to-date due primarily to a reduction in ProGold LLC depreciation expense in 2017 compared to 2016.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors. The general and administrative expenses for the three and six-month periods ended June 30, 2017 was $132,000 and $338,000 compared to $174,000 and $343,000 during the same respective periods in 2016 primarily based on timing differences in payments in 2017 as compared to 2016.

Interest Income. Interest income for the three and six-month periods ended June 30, 2017 was $4,000 and $6,000 compared to $2,000 and $4,000 during the same respective periods in 2016.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2017 was $3,548,000 compared to $1,391,000 at June 30, 2016. The increased working capital in the second quarter of 2017 as compared to the same period in 2016 was a result of reduced distributions paid to the Cooperative’s members during 2017 compared to 2016.  The Cooperative received cash distributions from ProGold LLC totaling $5,176,000 for the six-month period ended June 30, 2017 compared to $5,442,000 for the six-month period ended June 30, 2016, and the Cooperative paid cash distributions to its members totaling $4,384,000 for the six-month period ended June 30, 2017 compared to $6,196,000 for the six month period ended June 30, 2016.  For more information on the distributions, see Note 8 to the Financial Statements, Distributions to Members, included in Item 1 of Part I of this report.

The Cooperative had no long-term debt as of June 30, 2017 and June 30, 2016 and used operating cash flows of $254,000 for the six-month period ended June 30, 2017 compared to $346,000 for the six-month period ended June 30, 2016.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2017.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

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

10.7

Amendment to ProGold Limited Liability Company Member Control Agreement between Golden Growers Cooperative and American Crystal Sugar Company dated April 4, 2017 is incorporated by reference to Exhibit 10.7 from the Cooperative’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 17836300) filed on May 12, 2017.

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

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2015 and August 31, 2016 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 17836300) filed on May 12, 2017.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: August 11, 2017	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer