Form 10-Q
period 2017-09-30
Golden Growers Cooperative
filed 2017-11-13
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED BALANCE SHEETS

(In Thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,855	$2,792
Short-Term Investments	220	219
Prepaid Expenses	—	342
Total Current Assets	6,075	3,353

Furniture and Equipment, Net	—	1

Investment in ProGold Limited Liability Company	19,978	20,484

Total Assets	$26,053	$23,838

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$1
Accrued Liabilities	2,169	221
Total Current Liabilities	2,169	222

Non-Current Liabilities	—	—

Commitments/Contingencies	—	—

Members' Equity:
Members’ Equity	23,884	23,616
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2017 and December 31, 2016
Accumulated Other Comprehensive Income (Loss)	—	—

Total Members’ Equity	23,884	23,616

Total Liabilities and Members’ Equity	$26,053	$23,838

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Other Than Share and Per-Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
OPERATIONS
Corn Revenue	$10,286	$12,664	$39,026	$43,466
Corn Expense	(10,309)	(12,699)	(39,093)	(43,545)
Net Income from ProGold Limited Liability Company	2,440	1,309	7,333	4,068
General & Administrative Expenses	(125)	(104)	(463)	(447)

Net Income from Operations	2,292	1,170	6,803	3,542

Interest Income	12	2	18	6

Net Income Before Income Tax	$2,304	$1,172	$6,821	$3,548

Income Tax Provision	—	—	—	—
Net Income	$2,304	$1,172	$6,821	$3,548

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.15	$0.08	$0.44	$0.23

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
COMPREHENSIVE INCOME
Net Income	$2,304	$1,172	$6,821	$3,548
Pension Liability Adjustment	—	—	—	48

Comprehensive Income	$2,304	$1,172	$6,821	$3,596

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016

Cash Flows from Operating Activities
Net Income	$6,821	$3,548
Net (Income) from ProGold Limited Liability Company	(7,333)	(4,068)
Depreciation	1	2
Changes in assets and liabilities
Prepaid Expenses	342	(303)
Accrued liabilities and payables	(222)	(248)
Net cash used in operating activities	(391)	(1,069)

Cash Flows from Investing Activities
Distribution received from ProGold LLC	7,838	8,077
Net cash Provided in Investing Activities	7,838	8,077

Cash Flows from Financing Activities
Member distributions paid	(4,384)	(6,196)
Net Cash Used by Financing Activities	(4,384)	(6,196)

Increase (Decrease) in Cash and Cash Equivalents	3,063	812

Cash and Cash Equivalents, Beginning of Period	2,792	2,272

Cash and Cash Equivalents, End of Period	$5,855	$3,084

Non-Cash Financing Activity
Accrued Dividend Payable to Members	$2,169	$3,253

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the nine-month periods ended September 30, 2017 and 2016 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the nine-month period ended September 30, 2017 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2017.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company (“ProGold LLC”).  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	September 30,		December 31,
(In Thousands)	2017	2016	2016

Current Assets	$533	$137	$125
Long-Term Assets	40,352	44,906	42,086
Total Assets	$40,885	$45,043	$42,211

Current Liabilities	$113	$412	$407
Long-Term Liabilities	—	100	0
Total Liabilities	113	512	407

Members’ Equity	40,772	44,531	41,804

Total Liabilities and Members’ Equity	$40,885	$45,043	$42,211

Rent Revenue on Operating Lease	$17,200	$17,226	$22,837
Expenses	2,236	8,922	11,866

Net Income	$14,964	$8,304	$10,971

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

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.  The Cooperative’s investments held to maturity are as follows as of September 30, 2017 and December 31, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2017:
Money Market & CD’s	$220	$—	$—	$220

December 31, 2016:
Money Market & CD’s	$219	$—	$—	$219

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	September 30,	September 30,
	2017	2016

Service Cost	$—	$—
Interest Cost	26	28
Expected Return on Plan Assets	(36)	(33)
Amortization of Net (Gain) Loss	1	8
Net Periodic Pension Cost	$(9)	$3

Through the nine months ended September 30, 2017, the Cooperative has made $3,000 in contributions as compared to $12,000 through the nine months ended September 30, 2016.  The Cooperative anticipates making a total of $6,000 in contributions in 2017. Contributions in 2016 totaled $12,000.

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

NOTE 8 – DISTRIBUTIONS TO MEMBERS

On February 16, 2017, the Cooperative made distributions to its members totaling $2,215,139 or $0.143 per outstanding membership unit. On June 23, 2017, the Cooperative made distributions to its members totaling $2,168,667 or $0.14 per outstanding membership unit.  At its September meeting, the Cooperative’s board authorized a distribution to its members totaling $2,168,667 or $0.14 per outstanding membership unit to be paid in October 2017.  On October 9, 2017, the Cooperative made the distribution to its members.

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

In determining the amount of the June and October distributions, the Cooperative evaluated revenue and cash flows for the current year and through the end of the new lease, including the potential for reduced distributions from ProGold LLC due to payments ProGold must make for infrastructure maintenance and certain capital improvements under the lease. The Cooperative also considered its potential purchase and payment obligations under the Consent Agreement, dated as of April 4, 2017 to be effective on January 1, 2018, by and among the Cooperative, Cargill, and American Crystal Sugar Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill in connection with the procurement of corn which includes an annual fee of $92,000 paid by the Cooperative to Cargill in quarterly installments and terminates December 31, 2017.

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2017 financial statements and concluded that no subsequent events have occurred that would require recognition in the September 30, 2017 financial statements.

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

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,548 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”) which uses the facility to process corn into high fructose corn syrup.  The Cooperative accomplishes its business on behalf of its members through its contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing.  Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

Any person residing in the United States can own membership units of the Cooperative (“Units”) as long as that person delivers or provides for the delivery of corn for processing at the ProGold LLC facility. Ownership of Units requires members to deliver corn to the Cooperative for processing in proportion to the number of units each member holds. Currently, 15,490,480 Units are issued and outstanding.  The Cooperative’s income and losses are allocated to its members based on the volume of corn they deliver.  Subject to certain limitations, as long as a member patronizes the Cooperative by delivering corn equal to the number of units held by the member, the member will be allocated a corresponding portion of our income (or loss).  In this way, the Cooperative operates on a cooperative basis.

To hold Units, a member is required to execute a Uniform Member Agreement that obligates the member to deliver corn to the Cooperative and an Annual Delivery Agreement by which each member annually elects the member’s method to deliver corn — either Method A or Method B, or a combination of both.  Under Method A, a member is required to physically deliver the required bushels of corn to the Cooperative either at the facility or another location designated by the Cooperative.  Under Method B, a member appoints the Cooperative as its agent to arrange for the acquisition and delivery of the required bushels of corn on the member’s behalf.  The Cooperative appoints Cargill as its agent to arrange for the delivery of the corn by members who elect to deliver corn using Method A, and the Cooperative appoints Cargill as its agent to acquire corn on the Cooperative’s behalf for members who elect to deliver corn using Method B.  If a member elects to deliver corn using Method B, the price per bushel the Cooperative pays to the member is equal to the price per bushel paid by Cargill to acquire the corn as its agent.  Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery.  Members who deliver corn under Method A receive from the Cooperative an incentive payment of $.05 per bushel on the corn that they deliver while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf.  The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of the Cooperative’s Board of Directors. While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf.

Annually, the Cooperative notifies Cargill of the volume of Method A corn to be delivered by each Method A member.  Once the Cooperative provides notification to Cargill of the volume of corn, Cargill then confirms the amount of corn with each member and notifies that member with respect to quality specifications, allowances, deductions and premiums to be applicable to that corn.  The Method A member then directly contracts with Cargill for the contract price agreed upon for the corn or, in the absence of an agreed upon price, the market price per bushel for corn delivered on the day on which the corn is delivered and accepted at the facility.  With respect to all Method A corn that is delivered, Cargill pays to the Cooperative the aggregate purchase price for corn purchased from the members, and then, on behalf of the Cooperative, makes individual payments for corn directly to the members.  In the event a Method A member delivers to Cargill more than its delivery commitment, any corn delivered in excess of that commitment is handled as a direct sale of corn to Cargill and is priced at the current closing delivery corn price established by Cargill at the facility on the day it is unloaded.  In the event a Method A member delivers to Cargill less than its committed amount of corn, the quantity of the shortfall is then purchased and delivered by Cargill on behalf of the Cooperative, but this purchased corn is not credited to the Method A member’s account.  If a Method A member fails to fully satisfy the corn delivery requirement, Cargill purchases replacement corn for which the Cooperative reimburses Cargill the amount by which the underlying contracted corn price is less than the price of buying the replacement corn that was due on the delivery date.  In addition, if a Method A member fails to deliver all of the corn it was obligated to deliver, that member’s allocation of profit or losses and any cash distributions are proportionately reduced, and the Cooperative may terminate the member’s membership.

The Cooperative’s Bylaws establish a Method A delivery pool and a Method B delivery pool.  Generally, the Cooperative’s income and/or losses are allocated annually based on the percentage of bushels of corn that members elect to deliver using either Method A or Method B.  Regardless of the actual percentage allocation between the members who deliver bushels of corn using Method A or Method B, the Bylaws require the Cooperative to annually allocate at least 25% of its income and/or losses to the Method A pool.  The amount of income and/or losses actually allocated to the Method A pool is a percentage equal to the greater of 25% or the actual percentage of bushels of corn delivered by the members using Method A.

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

Results of Operations

Revenues. The Cooperative derives revenue from two sources: operations related to the marketing of members’ corn and income derived from the Cooperative’s membership interest in ProGold LLC.  The corn marketing operations generate revenue for the Cooperative equal to the value of the corn that is delivered to Cargill. The Cooperative recognizes expense equal to this same amount which results in the corn marketing operations being revenue neutral to the Cooperative, except for revenue from the Method B agency fee and expenses related to the Method A incentive payments and the service fee paid to Cargill.

For the three and nine-month periods ended September 30, 2017, the Cooperative sold approximately 4.3 and 8.4 million bushels of corn compared to approximately 3.7 and 11.8 million bushels of corn sold during the three and nine-month periods ended September 30, 2016.

For the three and nine month periods ended September 30, 2017, the Cooperative recognized corn revenue of $10,286,000 and $39,026,000 compared to $12,664,000 and $43,466,000 during the same respective periods in 2016, a decrease of 19% for the third quarter and a decrease of 10% year-to-date due primarily to a decrease in the selling price per bushel of corn sold in 2017 compared to 2016.

Expenses. The Cooperative recognized corn expense of $10,309,000 and $39,093,000 for the three and nine-month periods ended September 30, 2017 compared to $12,699,000 and $43,545,000 during the same respective periods in 2016 respectively, a decrease of 19% for the third quarter, and a decrease of 10% year-to-date due primarily to a decrease in the cost per bushel of corn purchased in 2017 compared to 2016.  For the three and nine-month periods ended September 30, 2017, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 0.8 and 3.5 million bushels of corn using Method A and 2.8 and 8.4 million bushels of corn using Method B. In the same respective periods in 2016, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 0.9 and 3.5 million bushels of corn using Method A and 2.8 and 8.4 million bushels of corn using Method B. The Cooperative recognized expense of $23,000 and $69,000 for the three and nine-month periods ended September 30, 2017 and for the same respective periods in 2016 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and nine-month periods ended September 30, 2017 of $2,440,000 and $7,333,000 compared to $1,310,000 and $4,069,000 during the same respective periods in 2016, an increase of 86% for the third quarter and an increase of 80% year-to-date due primarily to a reduction in ProGold LLC depreciation expense in 2017 compared to 2016.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and nine-month periods ended September 30, 2017 were $125,000 and $463,000 compared to $104,000 and $447,000 during the same respective periods in 2016.

Interest Income. Interest income for the three and nine-month periods ended September 30, 2017 was $12,000 and $18,000 compared to $2,000 and $6,000 during the same respective periods in 2016.  The increase is primarily due to higher interest rates and a larger interest earning cash reserve.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2017 was $3,906,000 compared to $639,000 at September 30, 2016. The increased working capital in the third quarter of 2017 as compared to the same period in 2016 was a result of reduced distributions paid to the Cooperative’s members during 2017 compared to 2016.  The Cooperative received cash distributions from ProGold LLC totaling $7,838,000 for the nine-month period ended September 30, 2017 compared to $8,077,000 for the nine-month period ended September 30, 2016, and the Cooperative paid cash distributions to its members totaling $4,384,000 for the nine-month period ended September 30, 2017 compared to $6,196,000 for the nine-month period ended September 30, 2016.  For more information on the distributions, see Note 8 to the Financial Statements, Distributions to Members, included in Item 1 of Part I of this report.

The Cooperative had no long-term debt as of September 30, 2017 and September 30, 2016 and used operating cash flows of $391,000 for the nine-month period ended September 30, 2017 compared to $1,069,000 for the nine-month period ended September 30, 2016. The reduced use of operating cash flows is primarily due to the reduction of prepaid expenses related to the Cooperative’s evaluation of revenue and cash flows for the current year and through the end of the lease described in Note 8 to the Financial Statements, Distributions to Members, included in Item 1 of Part I of this report.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2017.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

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

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2016 and August 31, 2017 – filed herewith.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 13, 2017	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer