Form 10-K
period 2017-12-31
Golden Growers Cooperative
filed 2018-03-09
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extension transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes  ☐   No  ☒

As of March 08, 2018, the registrant had 15,490,480 Units issued and outstanding.  There is no established public market for the registrant’s Units.  Although there is a limited, private market for the registrant’s Units, the registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the registrant’s Units held by non-affiliates.

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

Item 1.  BUSINESS

GENERAL

Golden Growers Cooperative is a value-added agricultural cooperative association owned by 1,546 members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing into a value-added product.  The Cooperative was originally formed in 1994 as a North Dakota agricultural cooperative.  On September 1, 2009, by way of a series of mergers, the Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B.  A Minnesota cooperative association formed under Minnesota Statutes 308B operates as a cooperative for state law purposes, but is taxed as a partnership under Subchapter K of the Internal Revenue Code for tax purposes.

History

The Cooperative was originally formed in 1994 as a North Dakota cooperative with the goal of allowing its members to receive additional value from the corn that they grow through the processing of that corn into value-added products, such as corn sweeteners.  The Cooperative accomplished this purpose by forming a joint venture with American Crystal Sugar Company (“American Crystal”) that formed ProGold Limited Liability Company (“ProGold”), a Minnesota limited liability company that designed and constructed a corn wet-milling facility in Wahpeton, North Dakota to process corn into high fructose corn syrup and related co-products.  The Cooperative’s membership in ProGold included a right and obligation for the Cooperative to deliver corn to the ProGold facility for processing.  The Cooperative’s members delivered corn to the ProGold facility on the Cooperative’s behalf to meet this delivery obligation.

On November 1, 1997, ProGold entered into an operating lease with Cargill Incorporated (“Cargill”) for the entire ProGold facility.  Cargill has operated the facility continually since this time.  On April 4, 2017, ProGold and Cargill entered into a Second Amended and Restated Facility Lease, which commenced on January 1, 2018 and continues through December 31, 2022. The lease will be automatically extended for one year in the event that either (i) Cargill has not, prior to December 31, 2021, exercised an option to purchase American Crystal’s 50% interest in ProGold pursuant to an Option Agreement between Cargill and American Crystal dated as of April 4, 2017 and effective as of January 1, 2018 or (ii) if the parties have not otherwise mutually agreed to extend or terminate the lease.  While ProGold no longer operates the wet-milling facility, the Cooperative, through its members, continues to have the obligation to deliver corn directly to Cargill at the wet-milling facility for processing into high fructose corn syrup and related co-products.  For more information regarding the Second Amended and Restated Facility Lease and the Option Agreement, see “Business Operations” and “Ownership in ProGold.”

The Cooperative’s ownership interest in ProGold creates a value-added relationship between the Cooperative’s members and the facility.  When members deliver corn to the Cooperative for processing at the facility, they are paid a market price for the corn that is delivered.  In addition, members have a right to receive added value for the efforts in the form of patronage based on each member’s proportionate share of the Cooperative’s income from ProGold that is derived primarily from Cargill’s lease of the facility.  For more details regarding the Cooperative’s ownership in ProGold, see “Ownership in ProGold.”

Business Operations

The Cooperative is in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold.  We accomplish our business on behalf of our members not through the ownership of assets such as a plant and equipment, but through our contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective, our membership interest in ProGold is our primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing.  Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility.  We meet this delivery obligation by having our members deliver their corn to the ProGold facility.

Since November 1997, ProGold has leased its corn wet-milling facility to Cargill.  Throughout the term of the lease between Cargill and ProGold, our members, on the Cooperative’s behalf, have delivered corn to the facility for processing into high fructose corn syrup and related co-products.  It is our ownership interest in ProGold that creates a value-added relationship between our growers and the facility.  Notwithstanding this cooperative arrangement, Cargill is an integral part of our financial success.  Separate from the lease, Cargill also provides the Cooperative services that allow us to facilitate corn delivery at little or no expense.  In addition, the lease payments Cargill makes to ProGold that are in turn distributed to the Cooperative provide us with the cash to make distributions to our members. Under the terms of the Second Amended and Restated Facility Lease, Cargill will pay ProGold annual lease payments of $17 million in 2018 and 2019, $16 million in 2020, $15.5 million in 2021 and 2022, and $14 million if the lease is extended through 2023.  In turn, ProGold has agreed to pay at least $750,000 annually throughout the term of the lease for infrastructure maintenance and may also be required to pay additional sums in order to make certain capital improvements.  The payments will reduce any income available for ProGold’s members at the time of such expenses.  The Cooperative and American Crystal would experience any such reduction in ProGold’s income proportionately based on their percentage ownership of ProGold.

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

Annually, we notify Cargill of the number of bushels of Method A corn to be delivered by each member who has elected to deliver corn by Method A.  Once we provide notification to Cargill of the number of bushels of corn, Cargill then confirms the amount of corn with each member and notifies that member with respect to quality specifications, allowances, deductions and premiums to be applicable to that corn.  That Method A member then directly contracts with Cargill for the contract price agreed upon for the corn or, in the absence of an agreed upon price, the market price per bushel for corn delivered on the day on which the corn is delivered and accepted at the facility.  With respect to all corn that is delivered by Method A, Cargill pays to the Cooperative the aggregate purchase price for corn purchased from our members, and then, on our behalf, makes individual payments for corn directly to our members.  In the event a member who has elected to deliver corn by Method A delivers to Cargill more than its delivery commitment, any corn delivered in excess of that commitment is handled as a direct sale of corn to Cargill and is priced at the current closing delivery corn price established by Cargill at the facility on the day it is unloaded.  In the event a member who has elected to deliver corn by Method A delivers to Cargill less than its committed amount of corn, the quantity of the shortfall is then purchased and delivered by Cargill on our behalf.  Our reimbursement to Cargill for the purchased corn is calculated as the amount by which the underlying contracted corn price is less than the price of buying the corn that was due on the delivery date.  In addition, this purchased corn is not credited to such member’s account, meaning that member’s allocation of our profit or losses and any cash distributions are proportionately reduced and we may terminate the member’s membership.

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

In exchange for the services set forth above with respect to handling our member’s delivery of corn to the wet-milling facility, we paid Cargill an annual fee of $70,000 in 2017. Commencing on January 1, 2018, we pay an annual fee of $60,000, which is paid in quarterly installments.  In addition, we also pay Cargill a per-bushel fee if a Method A member fails to deliver corn.  This amount is in addition to any reimbursement required by us to Cargill for a Method A member’s failure to deliver.

All of our agreements with Cargill terminate at the expiration of the lease between Cargill and ProGold.  We cannot predict if we will be able to continue on the same contract or economic terms with Cargill after December 31, 2022 if the lease is not extended or renewed.

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

For the 2016 and 2017 fiscal years, our members elected to and delivered 28.7% and 28.6%, respectively, of the bushels of corn by Method A and 71.3% and 71.4%, respectively, of the bushels of corn by Method B.  This resulted in 28.7% and 28.6% of our income and/or losses and 28.7% and 28.6% of any cash distributions being allocated to the Method A pool, respectively, in fiscal years 2016 and 2017, which reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

Ownership in ProGold

The Cooperative owns a 49% interest in ProGold, and American Crystal owns a 51% interest in ProGold.  American Crystal’s fiscal year ends on August 31 each year, so ProGold’s fiscal year aligns with American Crystal’s.

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

On April 4, 2017, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018, relating to the lease of ProGold’s wet-milling facility to Cargill and the Cooperative’s interest in ProGold. On the same day, Cargill and American Crystal entered into an Option Agreement, effective on January 1, 2018, detailing the price, term and other conditions under which American Crystal grants to Cargill an exclusive option to purchase a 50% interest in ProGold from American Crystal during the first four years of the lease. Under the Consent Agreement, the Cooperative approves and consents to the transfer of the 50% interest in ProGold from American Crystal to Cargill in the event Cargill exercises its option.  The Cooperative also secures the right to purchase American Crystal’s remaining 1% interest in ProGold for a base price ranging from $1.7 million to $1.3  million, depending on when Cargill notifies American Crystal of its intention to exercise its option.  The Cooperative would also be required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that have not been paid by Cargill to ProGold through additional rent with respect to certain projects at the facility.  In the event Cargill intends to exercise its option, before exercising such option, Cargill and the Cooperative will expeditiously and in good faith work together to finalize agreements for the structure, governance and operation of ProGold according to certain operational principles and other guideline terms as provided in a Memorandum of Understanding attached to the Consent Agreement.

The wet-milling facility was built in 1995.  As processing facilities age, more extensive maintenance becomes necessary to keep the facility in good working order.  ProGold has agreed to pay at least $750,000 annually throughout the term of the lease for infrastructure maintenance and may also be required to pay additional sums in order to make certain capital improvements.   The payments will reduce any income available for ProGold’s members at the time of such expenses.  The Cooperative and American Crystal would experience any such reduction in ProGold’s income proportionately based on their percentage ownership of ProGold.

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

Employees

As of December 31, 2017, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer.

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

In addition, if Cargill chooses to exercise its option to purchase a 50% interest in ProGold from American Crystal, and whether or not we purchased American Crystal’s remaining 1% interest in ProGold, we still would not own a controlling interest in ProGold. In the event Cargill intends to exercise its option, before exercising such option, Cargill and the Cooperative will expeditiously and in good faith work together to finalize agreements for the structure, governance and operation of ProGold according to certain operational principles and other guideline terms as provided in a Memorandum of Understanding attached to the Consent Agreement. Given our minority interest or potentially equal interest, we would not have the ability to control ProGold.

We may choose to exercise our right to purchase an additional interest in ProGold.

If Cargill exercises its exclusive option to purchase a 50% interest in ProGold from American Crystal during the first four years of the lease, the Cooperative has the right to purchase American Crystal’s remaining 1% interest in ProGold for a base price ranging from $1.7 million to $1.3 million, depending on when Cargill notifies American Crystal of its intention to exercise its option.  The Cooperative would also be required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that have not been paid by Cargill to ProGold through additional rent with respect to certain projects at the facility.  Although the Cooperative has considered the potential purchase in its determinations of member distributions and budgeting activities, the Cooperative may not have adequate capital to purchase the additional 1% interest in ProGold. In the event that the Cooperative is able to purchase the 1% interest, the expenditure may result in reduced distributions to our members.

The lease with Cargill for the facility expires in December 2022.

The corn wet-milling facility has been leased to Cargill since 1997.  The lease term runs through December 31, 2022, but the lease will be automatically extended for one year in the event that either (i) Cargill has not, prior to December 31, 2021, exercised an option to purchase American Crystal’s 50% interest in ProGold pursuant to an Option Agreement between Cargill and American Crystal dated as of April 4, 2017 and effective as of January 1, 2018 or (ii) if the parties have not otherwise mutually agreed to extend or terminate the lease.  If Cargill does not continue to lease the facility at the termination of the lease, ProGold’s options are to lease the facility to a third party, to run the facility itself or to sell the facility to another party.  There can be no assurances that a third party willing to operate or purchase the facility exists or that the value of the facility at the end of the lease will be such that it will be a profitable sale for ProGold, us or our members.

The Cooperative’s contracts with Cargill are connected to the term of the lease between ProGold and Cargill.

The Cooperative’s various agreements with Cargill, including the Grain Services Agreement and the Corn Supply Agreement, terminate at the conclusion of the lease between Cargill and ProGold.  The Cooperative substantially relies on Cargill through these agreements to perform material functions for the Cooperative.  If these agreements terminate because the lease between ProGold and Cargill terminates, or if we are unable to renew the contracts with favorable terms, the Cooperative may not be able to provide these services on its own or find a vendor to provide these services (including Cargill) on the same advantageous economic terms.

ProGold may need to pay for maintenance to the facility.

The facility has been operated by Cargill since 1997.  While the facility has been maintained by Cargill pursuant to the terms of the lease, ProGold is responsible for the cost of any extraordinary capital expenditures.  Beginning in 2018, ProGold, LLC has agreed to pay at least $750,000 annually for infrastructure maintenance and may also be required to pay additional sums in order to make certain capital improvements.  In the event ProGold has to pay for any such capital improvement, the amount of income available for distribution to its members would be reduced, which would in turn reduce amounts paid to our members.

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

Changes in U.S. tax laws may require future organizational and tax structure changes for the Cooperative in order to benefit its members and ensure adequate corn supply.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017 (“the Act”). The Act introduced Internal Revenue Code (“IRC”) Section 199A. Subject to certain requirements and limitations, the provisions under IRC Section 199A can provide for a tax deduction equal to 20% of a producer’s gross sales to a cooperative taxable under Subchapter T of the IRC. Golden Growers Cooperative is currently taxable under IRC Subchapter K, and accordingly, sales by producers to Golden Growers Cooperative do not meet the definition of qualifying cooperative receipts for purposes of the IRC Section 199A deduction. Alternately, a producer that sells to non-qualifying cooperatives will generally qualify for a deduction of 20% of the net farming income after production expense. IRC Section 199A in its current form is perceived to provide a significant advantage for producers to sell to qualifying cooperative buyers vs non-qualifying buyers. Legislative changes are currently under consideration in Congress to modify the potential tax benefit of selling to qualifying cooperative buyers. Management will monitor the current tax law and proposed legislative changes that may require future organizational and tax structure changes for Golden Growers Cooperative in order to benefit its members and ensure adequate corn supply. Notwithstanding changes in tax law, members of Golden Growers Cooperative remain contractually obligated to deliver corn to the Cooperative.

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

Holders

As of the date hereof, there are 1,546 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains.  Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members.  The Cooperative may make cash distributions at such time and in such amounts as determined from time to time by our Board of Directors in its sole discretion; provided that the we must annually, on or before March 1 of each year, make a cash distribution to our then current members equal to at least thirty percent (30%) of the income allocated to members for the prior year.  Any such cash distributions shall be made in a uniform and equitable basis among the members within a particular allocation pool on the basis of patronage.  Such cash distributions will be reduced by any tax withholding payments that are made on the member’s behalf.  For the fiscal year ended December 31, 2016, the Cooperative made aggregate cash distributions to members of $9,449,000.  For the fiscal year ended December 31, 2017, the Cooperative made aggregate cash distributions to members of $6,552,000. For more information regarding factors considered by the Board of Directors in determining the amount of cash distributions, see the section entitled “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance under Equity Compensation Plans

The Cooperative currently has no equity compensation plan.

Purchases of Equity Securities by Golden Growers Cooperative

None

Recent Sales of Unregistered Securities

None

Item 6.  SELECTED FINANCIAL DATA

The following table presents our selected historical financial data.  We derived the selected income statement data from our audited financial statements for the fiscal years ended December 31, 2013, 2014, 2015, 2016 and 2017, which have been audited by Widmer Roel P.C., independent auditors.  The historical results are not necessarily indicative of the results that may be expected in the future.  You should read this data together with our financial statements and related notes included elsewhere in this report and the information in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INCOME STATEMENT DATA:

(in thousands, except share and per unit data)

	Year Ended December 31,
	2013	2014	2015	2016	2017
Corn Revenue	$82,925	$61,130	$56,370	$52,135	$49,890
Corn Expense	(83,016)	(61,219)	(56,475)	(52,240)	(49,960)
Net Income from ProGold Limited Liability Company	5,746	5,981	5,250	5,375	9,785
General & Administrative Expenses	(869)	(660)	(620)	(574)	(565)
Net Income from Operations	4,786	5,232	4,525	4,696	9,150
Interest Income	11	10	8	8	32
Net Income Before Income Tax	4,797	5,242	4,533	4,704	9,182
Income Tax Provision	—	—	—	—	—
Net Income	$4,797	$5,242	$4,533	$4,704	$9,182
Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480	15,490,480

Primary and Fully Diluted Earnings Per Unit	$0.31	$0.34	$0.29	$0.30	$0.59

BALANCE SHEET DATA:
Current Assets:
Cash and Cash Equivalents	$3,154	$2,483	$2,272	$2,792	$6,261
Short-Term Investments	218	218	220	219	220
Other Current Assets	10	220	287	342	218
Total Current Assets	3,382	2,921	2,779	3,353	6,699

Investment in ProGold Limited Liability Company	35,032	31,344	25,831	20,484	19,773
Other Non-Current Assets	6	4	3	1	—
Total Assets	$38,420	$34,269	$28,613	$23,838	$26,472

Current Liabilities	$4	$216	$252	$222	$226

Non-Current Liabilities	$—	$—	$48	$—	$—

Members’ Equity:
Membership Units	38,416	34,053	28,361	23,616	26,246

Accumulated Other Comprehensive Income	—	—	(48)	—	—

Total Members’ Equity	38,416	34,053	28,313	23,616	26,246

Total Liabilities and Members’ Equity	$38,420	$34,269	$28,613	$23,838	$26,472

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

Revenues

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

Comparison of Fiscal Years Ended December 31, 2017 and December 31, 2016. For the fiscal year ended December 31, 2017, the Cooperative sold approximately 15.5 million bushels of corn compared to 15.5 million bushels of corn sold during the fiscal year ended December 31, 2016.  For the fiscal periods ended December 31, 2017 and 2016, the Cooperative recognized corn revenue of $49,890,000 and $52,135,000 respectively, a decrease of 4% due primarily to the decrease of the price of corn sold.  The Cooperative recognized corn expense of $49,960,000 and $52,240,000 in 2017 and 2016 respectively, a decrease of 4% due primarily to decrease in the price of corn purchased.  For the fiscal year ended December 31, 2017, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,425,235 bushels of corn using Method A and 11,065,246 bushels of corn using Method B resulting in incentive fee expense of $221,000 and agency fee income of $222,000 for this period while for the fiscal year ended December 31, 2016, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,447,298 bushels of corn using Method A and 11,043,182 bushels of corn using Method B resulting in incentive fee expense of $221,000 and agency fee income of $221,000 for this period.  For the fiscal periods ended December 31, 2017 and 2016, the Cooperative recognized expense of $70,000 and $92,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the fiscal year ended December 31, 2017, of $9,785,000, an increase of $4,410,000 or 82% as compared to $5,375,000 for the period ended December 31, 2016. The increase in ProGold income was due primarily to decreased depreciation expense at ProGold, LLC in 2017 compared to 2016.

Comparison of Fiscal Years Ended December 31, 2016 and December 31, 2015. For the fiscal year ended December 31, 2016, the Cooperative sold approximately 15.5 million bushels of corn compared to 15.5 million bushels of corn sold during the fiscal year ended December 31, 2015.  For the fiscal periods ended December 31, 2016 and 2015, the Cooperative recognized corn revenue of $52,135,000 and $56,370,000 respectively, a decrease of 8% due primarily to the decrease of the price of corn sold.  The Cooperative recognized corn expense of $52,240,000 and $56,475,000 in 2016 and 2015 respectively, a decrease of 7% due primarily to decrease in the price of corn purchased.  For the fiscal year ended December 31, 2016, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,447,298 bushels of corn using Method A and 11,043,182 bushels of corn using Method B resulting in incentive fee expense of $221,000 and agency fee income of $221,000 for this period while for the fiscal year ended December 31, 2015, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 4,453,298 bushels of corn using Method A and 11,037,184 bushels of corn using Method B resulting in incentive fee expense of $223,000 and agency fee income of $221,000 for this period.  For the fiscal periods ended December 31, 2016 and 2015, the Cooperative recognized expense of $92,000 and $92,000, respectively, in connection with costs incurred to Cargill in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the fiscal year ended December 31, 2016, of $5,375,000, an increase of $125,000 or 2% as compared to $5,250,000 for the period ended December 31, 2015.

General and Administrative Expenses

The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our board of directors.  The general and administrative expenses for the fiscal year ended December 31, 2017, was $565,000 a decrease of $9,000 or 2% as compared to the fiscal year ended December 31, 2016.  The decrease was due primarily to decreased corn procurement expenses. The general and administrative expenses for the fiscal year ended December 31, 2016, was $574,000 a decrease of $46,000 or 7% as compared to the fiscal year ended December 31, 2015.  The decrease was due primarily to decreased legal and pension plan expenses.

Interest Income

Interest income for the fiscal year ended December 31, 2017, was $32,000 compared to $8,000 for the fiscal year ended December 31, 2016. The increase was due primarily to increased cash reserves. Interest income for the fiscal year ended December 31, 2016, was $8,000 compared to $8,000 for the fiscal year ended December 31, 2015.

Liquidity and Capital Resources

The Cooperative’s working capital at December 31, 2017, was $6,473,000, $3,131,000 at December 31, 2016, and $2,527,000 at December 31, 2015.  The increased working capital in 2017 as compared to 2016 and 2016 was a result of reduced distributions paid to the Cooperative’s members during 2017 as compared to 2016 and 2015.

The Cooperative received cash distributions from ProGold totaling $10,496,000 for the fiscal year ended December 31, 2017, $10,721,000 for the fiscal year ended December 31, 2016 and $10,763,000 for the fiscal year ended December 31, 2015. The Cooperative paid cash distributions to its members totaling $6,552,000 for the fiscal year ended December 31, 2017, $9,449,000 for the fiscal year ended December 31, 2016 and $10,225,000 for the fiscal year ended December 31, 2015. Distributions in 2017 were reduced as compared to 2016 and 2015 as the Cooperative evaluated revenue and cash flows for the current year and through the end of the new lease, including the potential for reduced distributions from ProGold due to payments ProGold must make for infrastructure maintenance and certain capital improvements under the lease. The Cooperative also considered its potential purchase and payment obligations under the Consent Agreement.

The Cooperative had no long-term debt as of December 31, 2017, December 31, 2016, and December 31, 2015.

The Cooperative used operating cash flows of $474,000 for the fiscal year ended December 31, 2017, $753,000 for the fiscal year ended December 31, 2016, and $747,000 for the fiscal year ended December 31, 2015. The reduced use of operating cash flows is primarily due to the reduction of prepaid expenses related to the Cooperative’s evaluation of revenue and cash flows for the current year and through the end of the ProGold lease.

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

Contractual Obligations

The following table provides information regarding the Cooperative’s contractual obligations as of December 31, 2017:

		Less than	One to
		One	Three	Four to	After Five
	Total	Year	Years	Five Years	Years
Purchase Obligations(1)	$300,000	$60,000	$180,000	$60,000	$—
Operating Lease Obligations (2)	$4,000	$4,000	$—	$—	$—

Total Contractual Obligations	$304,000	$64,000	$180,000	$60,000	$—

(1)	Includes payments due to Cargill under the Second Amended and Restated Grain Services Agreement that terminates December 31, 2022.
(2)	Includes monthly office lease payments on a year to year contract.

Critical Accounting Estimates

Management’s estimate of the carrying value of the investment in ProGold is based on historical cost plus its pro-rata share of ProGold’s net income and additional paid-in capital less distributions received from ProGold.

The Cooperative does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2018.  The quarterly Method B bushel delivery and agency fee revenue was calculated by allocating the portion of the total annual agency fee for a particular quarter or cumulating it for the particular period.  The annual Method B bushel delivery and agency fee revenue is confirmed at the conclusion of the fiscal year.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

The Cooperative has determined corn revenue and corn expense for Method B deliveries based on the average annual cost per bushel paid by Cargill to the Cooperative’s members for Method A quarterly deliveries.

Recent Accounting Pronouncements

On January 1, 2018, the Cooperative will adopt ASU 2014-09, Revenues from Contracts with Customers. The core principle of the revenue guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Cooperative has determined that the timing, pattern and amount of revenue recognized under the new standard will be substantially the same as previously recognized by the Cooperative.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The standard will be effective for us beginning January 1, 2018. We anticipate that the standard will not have a significant impact on the Cooperative’s financial statements.

In January 2016, the FASB issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard will be effective for us beginning January 1, 2019. We anticipate that the standard will not have a significant impact on the Cooperative’s financial statements.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Cooperative’s financial statements for the fiscal years ended December 31, 2015, 2016 and 2017 have been audited to the extent indicated in this report by Widmer Roel PC, an independent registered public accounting firm.  The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2017, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017 based on these criteria.

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

The name, age, position, district and term details of each of the Directors and the Named Executive Officer are as follows:

Name and Position			Director	Term Expires
	Age	District	Since

Mark Harless (Chairman)	61	East Central	2011	2020
Nicolas Pyle (1st Vice Chairman)	38	Northwest	2010	2021
Shaun Beauclair (2nd Vice Chairman)	53	Northeast	2008	2020
David Benedict (Director)	51	East Central	2010	2021
Richard Bot (Director)	63	Southeast	2017	2020
Matthew Hasbargen (Secretary)	46	Southwest	2013	2021
Scott Jetvig (Director)	51	East Central	2015	2018
Gary L. Jirak (Director)	59	Northeast	2008	2018
Brett Johnson (Director)	50	Southwest	2013	2021
Chris A. Johnson (Director)	61	Southwest	2008	2020
Glenn Johnson (Director)	59	Northwest	2008	2020
Byron Koehl (Director)	52	Southeast	2010	2021
Leslie Nesvig (Treasurer)	78	Northwest	2008	2018
Bruce Speich (Director)	64	Southwest	2008	2018
Larry Vipond (Director)	67	Southeast	2015	2018

Executive Officer
Scott Stofferahn	60		—	—

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

Richard Bot.    Mr. Bot has been a director since 2017. Mr. Bot farms in partnership with his brother near Minneota, MN where he raises feed grains and feeder lambs. From 1990 to 1996, Mr. Bot served on the Yellow Medicine Watershed board.  Mr. Bot has been a clerk of the Westerheim Township Board since 2002.  Mr. Bot is currently a member of the of the Minnesota Rotary Club where he has served as President and as Assistant District Governor.  Mr. Bot has a Bachelor of Science degree in Animal Science from South Dakota State University.

Mark L. Harless.  Mr. Harless has been a director since March of 2011 and Chairman since March 2015.  He previously served as Vice Chairman from March 2013 to March 2015. Mr. Harless has farmed near Moorhead, Minnesota, since 1985.  Mr. Harless serves as President of the Lee Bean and Seed, Inc., an edible bean elevator located in Borup, Minnesota, where he has been employed since 1985.  Mr. Harless received his Bachelor of Science degree in Communications from Concordia College.

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

Scott Jetvig.  Mr. Jetvig has been a director since March 2015.  Mr. Jetvig has farmed near Hawley, Minnesota since 1989. In addition to his individual farming operation, Mr. Jetvig is President of SKJ Investments, Inc., an incorporated farming operation.  Mr. Jetvig served on Halstad Mutual Fire Insurance Company and Hawley Lutheran Church boards. Mr. Jetvig holds Business Administration and Economics degrees from Moorhead State University.

Gary L. Jirak.  Mr. Jirak has been a director since 2008.  Mr. Jirak has farmed in the Breckenridge, Minnesota area for since 1983.

Brett Johnson.  Mr. Johnson has been a director since March 2013.  He farms in partnership with his brother near Mooreton, ND where they raise corn, soybeans, and sunflowers.  Mr. Johnson previously served twenty one years as a Township Officer, twelve years on the Wyndmere, ND School Board, and six years on the North Dakota Soybean Council. He holds a Bachelor of Science degree in Agricultural Economics from North Dakota State University.

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

Byron Koehl.  Mr. Koehl has been a director since March 2010.  Mr. Koehl has been a partner in his family’s farming operation near Hancock, Minnesota, since 1984.  Mr. Koehl serves as President of Outback Five, Inc., of Hancock, Minnesota.  Mr. Koehl is past President of the Stevens County Pork Producers.

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

Nicolas A. Pyle.  Mr. Pyle has been a director since 2010 and First Vice-Chair since March 2015.  He previously served as Secretary from March 2013 to March 2015.  He has been farming since 2002 near Casselton, North Dakota.  Mr. Pyle serves as a director of McIntyre-Pyle, Inc.  Mr. Pyle is President and serves as a director of Unity Seed Company, a member of Global Soy Genetics LLC and Director of McIntyre Farms Partnership.  Mr. Pyle holds a Bachelor of Science in Business degree in finance from the University of Minnesota Carlson School of Management.

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

As of December 31, 2017, the Board of Directors of the Cooperative has determined that there is no audit committee financial expert serving on the Audit Committee.  The Cooperative is a cooperative association formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative association law, and the Cooperative’s Amended and Restated Bylaws, the Board of Directors must be composed of members of the Cooperative.   Based on the state law requirements for both membership and board service, the Cooperative is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Cooperative has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to SAS No.114 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 for filing with the Securities and Exchange Commission.

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

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Cooperative only has a single employee who serves in the capacity of its chief executive officer and chief financial officer (our Named Executive Officer).  The primary objective of the Cooperative’s executive compensation program is to maintain a compensation program that will fairly compensate the Named Executive Officer.  In determining the compensation of the Named Executive Officer, the Personnel and Compensation Committee of the Board of Directors considers the financial condition and operational performance of the Cooperative during the prior year.

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

Name and			All Other
Principal		Salary	Compensation	Total
Position	Year	($)	($) (1)	($)
Scott Stofferahn, Executive Vice President**	2017	159,260	16,900	176,160
	2016	156,730	17,177	173,907
	2015	150,504	17,033	167,537

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

The following table sets forth for the year ending December 31, 2017 the dollar value of all cash and non-cash compensation paid to individuals serving as Directors of the Cooperative during fiscal year 2017.

	Fees
	Earned or
	Paid in
Name	Cash	Total
Shaun Beauclair	$6,800	$6,800
David Benedict	$4,450	$4,450
Bernie DeCock	$1,150	$1,150
Richard Bot	$2,250	$2,250
Mark Harless	$9,350	$9,350
Matt Hasbargen	$4,650	$4,650
Scott Jetvig	$3,500	$3,500
Gary L. Jirak	$3,600	$3,600
Brett Johnson	$4,050	$4,050
Chris Johnson	$3,400	$3,400
Glenn Johnson	$3,300	$3,300
Byron Koehl	$3,500	$3,500
Leslie Nesvig	$4,900	$4,900
Nicolas A. Pyle	$4,600	$4,600
Bruce Speich	$3,300	$3,300

Personnel and Compensation Committee Interlocks and Insider Participation

During fiscal 2017, the members of the Personnel and Compensation Committee were Messrs. Chris Johnson, chair, Richard Bot, Mark Harless, Matt Hasbargen, Bruce Speich, and Larry Vipond. None of the members of the Committee was an officer or employee of the Cooperative during fiscal 2017, or was formerly an officer of the Cooperative. None of the members of the Committee had any relationship requiring disclosure under Item 404 of Regulation S-K.  Our Named Executive Officer during fiscal 2017 did not serve on the compensation committee or the board of any company that employed any member of the Cooperative’s Committee or Board.

Personnel and Compensation Committee Report on Executive Compensation

The Personnel and Compensation Committee of the Board of Directors is responsible for reviewing and recommending to the Board of Directors for its approval compensation levels for the Company’s Named Executive Officer. The Committee’s responsibilities are specified in the Personnel and Compensation Committee Charter, available from the Cooperative upon request. The Committee and Board of Directors have reviewed and discussed the compensation discussion and analysis set forth in this report with management and, based on this review and discussion, the Board of Directors has approved the inclusion of the compensation discussion analysis in this report.

Chris Johnson (Chair)

Richard Bot

Mark Harless

Matt Hasbargen

Bruce Speich

Larry Vipond

   Members of the Personnel and

   Compensation Committee

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 23, 2018 the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Scott Stofferahn, our Executive Vice President (our Named Executive Officer) and (4) all of our Directors and the Named Executive Officer as a group.  The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.  The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,546 members.  Each member of the Cooperative is allowed to cast one vote at any meeting of the members, regardless of the number of Units actually held by that member.  Some of our directors hold their Units through more than one entity which allows those directors to cast a vote for each one of those members.  The address of each director and our Named Executive Officer is 1002 Main Avenue W, Suite 5, West Fargo, ND 58078.

	Amount and Nature of
	Beneficial Ownership
			Number of
	Number of		Membership	Percentage
Name of Beneficial Owner	Units (1)		Votes(2)	of Class
Beauclair, Shaun	148,000	(3)	3	0.96%
Benedict, David	15,000		1	0.10%
Bot, Richard	200,450	(4)	1	1.29%
Harless, Mark	28,000	(5)	1	0.18%
Hasbargen, Matt	8,000	(6)	1	0.05%
Jetvig, Scott	30,000		1	0.19%
Jirak, Gary	40,000	(7)	2	0.26%
Johnson, Brett	15,000		1	0.10%
Johnson, Chris	18,000	(8)	1	0.12%
Johnson, Glenn	50,703		1	0.33%
Koehl, Byron	16,000	(9)	2	0.10%
Nesvig, Les	4,000		1	0.03%
Pyle, Nicolas	57,000	(10)	3	0.37%
Speich, Bruce	4,000		1	0.03%
Vipond, Larry	69,000	(11)	1	0.45%
Stofferahn, Scott	16,667	(12)	1	0.11%

All directors and executive officers as a group (16 people)	719,820			4.67%

(1)	Membership interests are measured Units which equal the holder’s proportionate financial right but not a governance right.
(2)

Voting rights are based on one member one vote.  Each person or entity that holds units is a member for voting purposes.  Some officers and directors own their units through multiple entities resulting in multiple membership votes.

(3)	Includes 20,000 Units owned directly by Mr. Beauclair’s spouse and 88,000 Units Mr. Beauclair owns in joint tenancy with his spouse.
(4)	Includes 100,225 Units owned directly by Mr. Bot’s Revocable Living Trust and 100,225 Units owned by Mr. Bot’s spouse’s Revocable Living Trust.
(5)	Includes 28,000 Units owned jointly with his spouse.
(6)	Included 8,000 Units owned by Matthew Hasbargen Farm LLC of which Mr. Hasbargen is President.
(7)	Includes 30,000 Units owned by Jirak Brothers Farming Partnership of which Mr. Jirak is a partner and 10,000 Units owned by Triple J. Ranch, Inc. of which Mr. Jirak is a shareholder.
(8)	Includes 13,000 Units owned by C and S Farms, Inc. of which Mr. Johnson is the President and 5,000 owned directly by Mr. Johnson’s Spouse.
(9)	Includes 4000 Units as of C R Koehl & Sons, Inc. of which Mr. Koehl is a 8.75% owner, and 8,000 Units held by two dependent sons.
(10)	Includes 40,000 Units held by McIntyre Farms of which Mr. Pyle is a 25% owner, 10,000 Units held by HarMar LLC of which Mr. Pyle is a 33% owner, and 7,000 Units held jointly with his spouse.
(11)	Includes 69,000 Units owned by Vipond Farms of which Mr. Vipond is a 20% owner.
(12)	Includes indirect interest in 16,667 Units owned by his spouse.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely on a review of the copies of such reports furnished to us and written representations from our officers and directors, all directors and officers filed timely reports of ownership and changes in ownership with the SEC.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2017 and 2016 and fees, if any, for other services rendered by Widmer Roel during those periods.

	2017	2016
Audit Fees	$37,765	$33,405
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$37,765	$33,405

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2017 and 2016.

Audit-Related Fees.  No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2017 and 2016.

Tax Fees.  No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2017 and 2016.

All Other Fees.  No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2017 and 2016.

The Cooperative’s Audit Committee would pre-approve all professional services provided by Widmer Roel to the Cooperative.  The Audit Committee approved all of the services and the fees billed for such services to the Cooperative.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2017 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report.

1.Financial Statements

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2017 and 2016.

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015.

Statements of Changes in Members’ Equity for the Years Ended December 31, 2017, 2016 and 2015.

Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.

Notes to the Financial Statements.

2.Financial Statement Schedules

Not applicable.

3.Exhibits.

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

10.5

Amendment to ProGold Limited Liability Company Member Control Agreement between Golden Growers Cooperative and American Crystal Sugar Company dated April 4, 2017 is incorporated by reference to Exhibit 10.7 from the Cooperative’s Form 10-Q (File No. 17836300) filed May 12, 2017.

10.6	Second Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 – filed herewith.

10.7	Second Amended and Restated Corn Supply Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 – filed herewith.

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

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2017 and August 31, 2016 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Quarterly Report on Form 10-Q (File No. 171193272) filed on November 13, 2017.

101

The following materials from this report, formatted in Extensible Business Reporting Language (XBRL), are filed herewith: (i) Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015; (iv) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (v) Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Financial Statements.

Item 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2018.

GOLDEN GROWERS COOPERATIVE

By:	/S/ Scott Stofferahn
Scott Stofferahn
Dated: March 9, 2018

Power of Attorney

Each person whose signature appears below appoints Scott Stofferahn as their true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, to perform all acts and execution of all documents which such attorney and agent may deem necessary or desirable to enable Golden Growers Cooperative to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with filing with the Commission the Annual Report on Form 10-K of Golden Growers Cooperative for the fiscal year ended December 31, 2017 and any and all amendments and exhibits thereto, and other documents in connection therewith, including specifically, but without limiting the generality of the foregoing, power and authority to sign the names of the undersigned to the Form 10-K and to any instruments and documents filed as part of or in connection with the Form 10-K or any amendments thereto; and the undersigned hereby ratify and confirm all actions taken and documents signed by said attorney and agent as provided herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of March 9, 2018.

/S/ Mark Harless	/S/ Nicolas Pyle
Mark Harless (Chairman)	Nicolas Pyle (1st Vice Chairman)

/S/ Shaun Beauclair	/S/ David Benedict
Shaun Beauclair (2nd Vice Chairman)	David Benedict (Director)

/S/ Richard Bot	/S/ Matthew Hasbargen
Richard Bot (Director)	Matthew Hasbargen (Director, Secretary)

/S/ Scott Jetvig	/S/ Gary L. Jirak
Scott Jetvig (Director)	Gary L. Jirak (Director)

/S/ Brett Johnson	/S/ Chris A. Johnson
Brett Johnson (Director)	Chris A. Johnson (Director)

/S/ Glenn Johnson	/S/ Byron Koehl
Glenn Johnson (Director)	Byron Koehl (Director)

/S/ Leslie Nesvig	/S/ Bruce Speich
Leslie Nesvig (Director, Treasurer)	Bruce Speich (Director)

/S/ Larry Vipond	/S/ Scott Stofferahn
Larry Vipond (Director)	Scott Stofferahn (principal executive, financial and accounting officer)

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Board of Directors

Golden Growers Cooperative

West Fargo, North Dakota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Growers Cooperative (the Cooperative) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Cooperative as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Cooperative’s management. Our responsibility is to express an opinion on the Cooperative’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Cooperative in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Cooperative is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Cooperative’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Cooperative’s auditor since 2008.

Fargo, North Dakota

March 8, 2018

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(Dollars In Thousands)

	December 31,

ASSETS	2017	2016
Current Assets:
Cash and Cash Equivalents	$6,261	$2,792
Short-Term Investments	220	219
Prepaid Expenses	218	342
Total Current Assets	6,699	3,353

Furniture and Equipment, Net	—	1

Investment in ProGold Limited Liability Company	19,773	20,484

Total Assets	$26,472	$23,838

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$6	$1
Accrued Liabilities	220	221
Total Current Liabilities	226	222

Members' Equity:
Members’ Equity	26,246	23,616
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2017 and December 31, 2016
Accumulated Other Comprehensive Income (Loss)	—	—

Total Members’ Equity	26,246	23,616

Total Liabilities and Members’ Equity	$26,472	$23,838

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2017	2016	2015
OPERATIONS
Corn Revenue	$49,890	$52,135	$56,370
Corn Expense	(49,960)	(52,240)	(56,475)
Net Income from ProGold Limited Liability Company	9,785	5,375	5,250
General & Administrative Expenses	(565)	(574)	(620)

Net Income from Operations	9,150	4,696	4,525

Interest Income	32	8	8

Net Income Before Income Tax	$9,182	$4,704	$4,533

Income Tax Provision	—	—	—
Net Income	$9,182	$4,704	$4,533

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.59	$0.30	$0.29

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2017	2016	2015
COMPREHENSIVE INCOME
Net Income	$9,182	$4,704	$4,533
Pension Liability Adjustment	—	48	(48)

Comprehensive Income	$9,182	$4,752	$4,485

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars In Thousands)

	Accumulated
	Other		Total
	Comprehensive	Members’	Members’
	Income	Equity	Equity
BALANCE December 31, 2014	$—	$34,053	$34,053
Net income	—	4,533	4,533
Member distributions	—	(10,225)	(10,225)
Pension liability adjustment	(48)	—	(48)

BALANCE December 31, 2015	$(48)	$28,361	$28,313
Net income	—	4,704	4,704
Member distributions	—	(9,449)	(9,449)
Pension liability adjustment	48	—	48

BALANCE December 31, 2016	$—	$23,616	$23,616
Net income	—	9,182	9,182
Member distributions	—	(6,552)	(6,552)
Pension liability adjustment	—	—	—

BALANCE December 31, 2017	$—	$26,246	$26,246

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2017	2016	2015

Cash Flows from Operating Activities
Net Income	$9,182	$4,704	$4,533
Net (Income) from ProGold Limited Liability Company	(9,785)	(5,375)	(5,250)
Depreciation	1	2	1
Changes in assets and liabilities
Prepaid Expenses	124	(55)	(67)
Accrued liabilities and payables	4	(29)	36
Net cash used in operating activities	(474)	(753)	(747)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(1)	1	(2)
Distribution received from ProGold LLC	10,496	10,721	10,763
Net cash Provided in Investing Activities	10,495	10,722	10,761

Cash Flows from Financing Activities
Member distributions paid	(6,552)	(9,449)	(10,225)
Net Cash Used by Financing Activities	(6,552)	(9,449)	(10,225)

Increase (Decrease) in Cash and Cash Equivalents	3,469	520	(211)

Cash and Cash Equivalents, Beginning of Period	2,792	2,272	2,483

Cash and Cash Equivalents, End of Period	$6,261	$2,792	$2,272

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

NOTE 1 — NATURE OF OPERATIONS

Organization - Golden Growers Cooperative was initially organized as a North Dakota member-owned cooperative incorporated on January 19, 1994 (“GG-ND”).  GG-ND and two other partners, one of whom was American Crystal Sugar Company (“ACSC”) entered into a joint venture that formed ProGold Limited Liability Company, a Minnesota limited liability company (“ProGold”) which designed and constructed a corn wet-milling facility in Wahpeton, North Dakota (the “Facility”).  Under the joint venture, GG-ND (and indirectly its members) had the right and obligation to deliver corn to be processed at the Facility.  After it was constructed and operated briefly by its members, the Facility was leased to Cargill Incorporated (“Cargill”) who continues to operate the Facility under a lease that runs through December 31, 2022 and which will be automatically extended through 2023 in the event that either (i) Cargill has not, prior to December 31, 2021, exercised an option to purchase ACSC’s 50% interest in ProGold pursuant to an Option Agreement between Cargill and ACSC dated as of April 4, 2017 and effective as of January 1, 2018 or (ii) if the parties have not otherwise mutually agreed to extend or terminate the lease.  Golden Growers Cooperative and ACSC are the current members of ProGold, with Golden Growers Cooperative holding a 49% interest and ACSC holding the remaining 51% interest.

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements:

Revenue Recognition - Effective January 1, 2018, the Cooperative will adopt ASU 2014-09, Revenues from Contracts with Customers. The core principle of the revenue guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Cooperative determined that the timing, pattern and amount of revenue recognized under the new standard will be substantially the same as previously recognized by the Cooperative.

Leases - In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The standard will be effective fir us beginning January 1, 2018. We anticipate that the standard will not have a significant impact on the Cooperative’s financial statements.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure - In January 2016, the FASB issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard will be effective for us beginning January 1, 2019. We anticipate that the standard will not have a significant impact on the Cooperative’s financial statements.

Significant Accounting Policies:

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

Income Taxes – Since September 1, 2009, Golden Growers Cooperative has been taxed as a limited liability company under Subchapter K of the Internal Revenue Code.  As such, the Cooperative is generally not subject to income taxes.  Instead, net income is reported by its members who will be responsible for any income taxes which may be due.  Prior to September 1, 2009, Golden Growers Cooperative was an exempt cooperative for federal income tax purposes.  As such, the cooperative was generally not subject to income taxes.  Instead, net proceeds were allocated to the Cooperative's patrons who were responsible for any income taxes which may have been due. The Cooperative’s net financial basis in its assets and liabilities exceeded its tax basis by approximately $8.5 million and $8 million as of December 31, 2017 and 2016, respectively.

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition —The Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both.  Under Method A, a member is required to physically deliver corn to the cooperative and under Method B a member appoints the cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf.  The Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B.  In exchange for these services, the Cooperative paid Cargill an annual fee of $70,000 in 2017. Commencing on January 1, 2018, the Cooperative will pay an annual fee of $60,000, paid in quarterly installments.  The price per bushel paid to the member who elects to deliver corn using Method B is equal to the price per bushel paid by Cargill to acquire the corn as the Cooperative’s agent.  Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery.  The Cooperative pays members who deliver corn under Method A an incentive payment of $.05 per bushel while members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf.  The board has the discretion to change the incentive fee and the agency fee based on the Cooperative’s corn delivery needs.  The incentive fee and agency fee are a component of Corn Expense.

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

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  At December 31, 2017, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $6.5 million.

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold Limited Liability Company:

	December 31,
(In Thousands)	2017	2016	2015

Current Assets	$514	$125	$133
Long-Term Assets	39,843	42,086	53,386
Total Assets	$40,357	$42,211	$53,519

Current Liabilities	$5	$407	$404
Long-Term Liabilities	—	—	400
Total Liabilities	5	407	804

Members’ Equity	40,352	41,804	52,715

Total Liabilities and Members’ Equity	$40,357	$42,211	$53,519

Rent Revenue on Operating Lease	$22,873	$22,837	$23,106
Expenses	2,905	11,866	12,392

Net Income	$19,968	$10,971	$10,714

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 1 inputs.

The Cooperative’s investments held to maturity are as follows as of December 31, 2017 and 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2017:
Money Market & CD’s	$220	$—	$—	$220

December 31, 2016:
Money Market & CD’s	$219	$—	$—	$219

NOTE 5 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The Cooperative had no unrecognized tax benefits on December 31, 2017 and 2016. No interest or penalties are recognized in the statements of operations or in the balance sheets.

The Cooperative recognized no income tax expense for the years ended December 31, 2017, 2016 and 2015.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan as of January 1, 2013. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.  During the year ended December 31, 2017, 2016 and 2015, the pension expenses were $6,000, $12,000, and $25,000, respectively.

As of December 31, 2017, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

The Cooperative’s Compensation Committee has the responsibility of managing the operations and administration of the Cooperative’s retirement plans.  The Cooperative has an investment policy that establishes target asset allocations to reduce the risk of large losses.  Asset classes are diversified to reduce risk, and equity exposure is limited to 50% of the total portfolio value. The investment objectives is to achieve a rate of return sufficient to fully fund the pension obligation of the plan without assuming undue risk through investment vehicles with no greater than average variability of the markets themselves.

Substantially all of the Plan’s assets consist of Collective Investment Trusts or Mutual Funds (Fund) and are valued based on Level I or Level II inputs, as determined from the Fund’s ASC 715-30 footnote included in the Fund’s audited financial statements. The Fund’s valuation techniques include market matrix pricing and market inputs, including bench mark yields, reported trades, broker/dealer quotes and others. There has been no changes in valuation techniques and inputs in 2017, 2016 and 2015.

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2017	2016

Discount Rate	4.50%	5.00%
Expected Return on Plan Assets	6.32%	6.25%
Rate of Compensation Increase	4.73%	4.73%

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands):

Expected
Benefit
Payments

2018	$54
2019	54
2020	54
2021	54
2022	50
2023-2027	244

Total	$510

The Cooperative expects to make contributions of approximately $6,000 to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015

Service Cost	$—	$—	$—
Interest Cost	33	34	37
Expected Return on Plan Assets	(52)	(48)	(44)
Amortization of Net (Gain) Loss	4	5	11
Net Periodic Pension Cost	$(15)	$(9)	$4

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2017 and 2016 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
	2017	2016

Change in Benefit Obligation
Obligation at the Beginning of the Period	$772	$775
Service Cost	—	—
Interest Cost	33	37
Actuarial (Gain) Loss	9	15
Benefits Paid	(55)	(55)

Obligation at the End of the Period	$759	$772

Change in Plan Assets
Fair Value at the Beginning of the Period	$791	$727
Actual Returns on Plan Assets	95	107
Employer Contributions	6	12
Benefits Paid	(55)	(55)

Fair Value at the End of the Period	$837	$791

Funded Status
Funded Status as of Period Ended	$78	$19

Net Amount Recognized	$—	$—

	December 31,	December 31,
	2017	2016

Amounts Recognized in the Balance Sheets
Noncurrent Assets	$—	$—
Current Liabilities	—	—
Noncurrent Liabilities	—	—

Net Amount Recognized	$—	$—

Accumulated Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Accumulated Gain (Loss) Beginning of the Period	$—	$(48)
Recognized in Periodic Cost	—	—
Amount Arising During the Period	—	48

Accumulated Gain (Loss) End of the Period	$—	$—

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $4,604, $7,489 and $7,123 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $70,000 in 2017. Commencing on January 1, 2018, the Cooperative will pay an annual fee of $60,000, paid in quarterly installments payments. The contract continues until the termination of the second amended and restated facility lease agreement between ProGold and Cargill, which was effective as of January 1, 2018

On April 4, 2017, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018, relating to the lease of ProGold’s wet-milling facility to Cargill and the Cooperative’s interest in ProGold. On the same day, Cargill and American Crystal entered into an Option Agreement, effective on January 1, 2018, detailing the price, term and other conditions under which American Crystal grants to Cargill an exclusive option to purchase a 50% interest in ProGold from American Crystal during the first four years of the lease. Under the Consent Agreement, the Cooperative approves and consents to the transfer of the 50% interest in ProGold from American Crystal to Cargill in the event Cargill exercises its option.  The Cooperative also secures the right to purchase American Crystal’s remaining 1% interest in ProGold for a base price ranging from $1.7 million to $1.3  million, depending on when Cargill notifies American Crystal of its intention to exercise its option.  The Cooperative would also be required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that have not been paid by Cargill to ProGold through additional rent with respect to certain projects at the facility.  In the event Cargill intends to exercise its option, before exercising such option, Cargill and the Cooperative will expeditiously and in good faith work together to finalize agreements for the structure, governance and operation of ProGold according to certain operational principles and other guideline terms as provided in a Memorandum of Understanding attached to the Consent Agreement.

NOTE 8 - SUBSEQUENT EVENTS

In February of 2018, the Cooperative declared a distribution of $2,493,967, or $0.161 per outstanding membership unit.

Management has reviewed subsequent events through March 2, 2018 the date to which the financial statements were available to be issued and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.