Form 10-K/A
period 2017-12-31
Golden Growers Cooperative
filed 2018-03-13
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

EXPLANATORY NOTE

Golden Growers Cooperative (the “Cooperative”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was originally filed with the Securities and Exchange Commission (the “Commission”) on March 9, 2018 (the “Original Filing”), for the purpose of including the signature of Widmer Roel PC on the Report of Independent Registered Public Accounting Firm, which was inadvertently omitted from Appendix A of the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Cooperative’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. As required by the rules of the Commission, this Amendment sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety, which includes the currently dated certifications of the Cooperative's principal executive officer and principal financial officer as Exhibits 31.1 and 32.1. This Amendment does not otherwise update any exhibits of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and the Cooperative has not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Cooperative’s filings made with the Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment.

		Page
PART II
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA	1

PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	1

i

PART II

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

10.1	Form of Uniform Member Agreement is incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

10.2	Form of Annual Delivery Agreement is incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 (File No. 10783579) filed April 30, 2010.

1

Exhibit No.	Exhibit Description

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

10.6

Second Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.6 from the Cooperative’s Form 10-K (File No. 18678495) filed March 9, 2018.

10.7

Second Amended and Restated Corn Supply Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.7 from the Cooperative’s Form 10-K (File No. 18678495) filed March 9, 2018.

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2018.

GOLDEN GROWERS COOPERATIVE

	By:	/S/ Scott Stofferahn
Dated: March 13, 2018		Scott Stofferahn Executive Vice President, Chief Executive Officer and Chief Financial Officer

3

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

/s/ Widmer Roel PC

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