Form 10-Q
period 2018-03-31
Golden Growers Cooperative
filed 2018-05-11
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED BALANCE SHEETS

(In Thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,803	$6,261
Short-Term Investments	220	220
Prepaid Expenses	22	218
Total Current Assets	6,045	6,699

Investment in ProGold Limited Liability Company	19,387	19,773

Total Assets	$25,432	$26,472

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$8	$6
Accrued Liabilities	143	220
Total Current Liabilities	151	226

Members' Equity:
Members’ Equity	25,281	26,246
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2018 and December 31, 2017

Total Members’ Equity	25,281	26,246

Total Liabilities and Members’ Equity	$25,432	$26,472

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Other Than Share and Per-Share Data)

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
OPERATIONS
Corn Revenue	$14,340	$17,367
Corn Expense	(14,355)	(17,390)
Net Income from ProGold Limited Liability Company	1,700	2,355
General & Administrative Expenses	(172)	(206)

Net Income from Operations	1,513	2,126

Interest Income	17	2

Net Income Before Income Tax	$1,530	$2,128

Net Income	$1,530	$2,128

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.10	$0.14

	Three Months Ended
	March 31, 2018	March 31, 2017
COMPREHENSIVE INCOME
Net Income	$1,530	$2,128

Comprehensive Income	$1,530	$2,128

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Cash Flows from Operating Activities
Net Income	$1,530	$2,128
Net (Income) from ProGold Limited Liability Company	(1,700)	(2,355)
Changes in assets and liabilities
Prepaid Expenses	196	(180)
Accrued liabilities and payables	(75)	(169)
Net cash used in operating activities	(49)	(576)

Cash Flows from Investing Activities
(Purchase) Sale of investments	—	(1)
Distribution received from ProGold LLC	2,085	—
Net cash Provided in Investing Activities	2,085	(1)

Cash Flows from Financing Activities
Member distributions paid	(2,494)	(2,215)
Net Cash Used by Financing Activities	(2,494)	(2,215)

Increase (Decrease) in Cash and Cash Equivalents	(458)	(2,792)

Cash and Cash Equivalents, Beginning of Period	6,261	2,792

Cash and Cash Equivalents, End of Period	$5,803	$0

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three-month periods ended March 31, 2018 and 2017 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three-month periods ended March 31, 2018 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2018.

NOTE 2 – EXPENSES

The Cooperative contracts with Cargill, Incorporated (“Cargill”) in connection with the procurement of corn and other agency services for an annual fee of $60,000, which is paid by the Cooperative to Cargill in quarterly installments.  The agreements between Cargill and the Cooperative terminate concurrently with Cargill’s Second Amended and Restated Facility Lease with ProGold Limited Liability Company (“ProGold LLC”), which terminates on December 31, 2022, but may be extended through 2023 under certain conditions.

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold LLC.  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	March 31,		December 31,
(In Thousands)	2018	2017	2017

Current Assets	$661	$5,718	$514
Long-Term Assets	39,212	41,198	39,843
Total Assets	$39,873	$46,916	$40,357

Current Liabilities	$15	$307	$5
Long-Term Liabilities	292	—	—
Total Liabilities	307	307	5

Members’ Equity	39,566	46,609	40,352

Total Liabilities and Members’ Equity	$39,873	$46,916	$40,357

Rent Revenue on Operating Lease	$4,139	$5,617	$22,873
Expenses	669	812	2,905

Net Income	$3,470	$4,805	$19,968

NOTE 4 – INVESTMENT SECURITIES

The Cooperative’s investment securities consist of certificates of deposit. The certificates of deposit are carried at cost which approximates fair value as of March 31, 2018 and 2017.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	March 31,	March 31,
	2018	2017

Interest Cost	$9	$8
Expected Return on Plan Assets	(13)	(12)
Amortization of Net (Gain) Loss	—	1
Net Periodic Pension Cost	$(4)	$(3)

Through the three months ended March 31, 2018, the Cooperative has made $3,000 in contributions as compared to $0 through the three months ended March 31, 2017.  The Cooperative anticipates making a total of $6,000 in contributions in 2018. Contributions in 2017 totaled $6,000.

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Leases - In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. The standard will be effective for the Cooperative beginning January 1, 2019. The Cooperative anticipates that the standard will not have a significant impact on its financial statements.

NOTE 7 – CHANGE IN ACCOUNTING STANDARDS

Revenue Recognition - On January 1, 2018, the Cooperative adopted ASU 2014-09, Revenues from Contracts with Customers. The core principle of the revenue guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Cooperative determined that the timing, pattern and amount of revenue recognized under the new standard is substantially the same as previously recognized by the Cooperative.

Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC wet-milling facility. To fulfill that requirement, the Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both. Under Method A, a member is required to physically deliver corn to the Cooperative and under Method B a member appoints the Cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf. The Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B. In exchange for these services, the Cooperative paid Cargill an annual fee of $70,000 in 2017. Commencing on January 1, 2018, the Cooperative will pay an annual fee of $60,000, paid in quarterly installments.

Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery, as well as an incentive payment of $.05 per bushel. Cargill pays the aggregate purchase price for corn purchased from the Cooperative’s members to the Cooperative and then, on the Cooperative’s behalf, makes individual payments for corn and incentive payments directly to the Cooperative’s members. If a Method A member fails to fully satisfy the corn delivery requirement, Cargill purchases replacement corn for which the Cooperative reimburses Cargill the amount by which the underlying contracted corn price is less than the price of buying the replacement corn that was due on the delivery date. The Method A member who fails to deliver corn is then invoiced by the Cooperative for the price of the corn.

Members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf. The price per bushel paid to such member is equal to the price per bushel paid by Cargill to acquire the corn as the Cooperative’s agent. Because Cargill purchases the corn on behalf of Method B delivering members, the purchase price for the corn that would be paid to the Cooperative’s members if they actually delivered the corn offsets against the payment to be made by the Cooperative to Cargill for the cost to purchase the corn, thus no payment is made from Cargill to the Cooperative for corn delivered using Method B.

The Cooperative has determined Corn Expense for Method B deliveries based on the average quarterly cost per bushel paid by Cargill to the Cooperative’s members for Method A quarterly deliveries. The incentive payment and agency fee are also a component of Corn Expense. The board has the discretion to change the incentive payment and the agency fee based on the Cooperative’s corn delivery needs.

For the three month periods ended March 31, 2018 and 2017, the Cooperative recognized corn revenue of $14.3 million and $17.3 million, respectively. Disaggregated revenue for the three month periods ended March 31, 2018 and 2017 is as follows: revenue from Method A deliveries totaled $5.4 million and $5.2 million respectively; revenue from Method B deliveries totaled $8.9 million and $12.1 million, respectively.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure – On January 1, 2018, the Cooperative adopted ASU 2016-01 related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of the standard did not have a significant impact on the Cooperative’s financial statements.

NOTE 8 – DISTRIBUTIONS TO MEMBERS

On February 21, 2018, the Cooperative made distributions to its members totaling $2,493,967 or $0.161 per outstanding membership unit.  On February 16, 2017, the Cooperative made distributions to its members totaling $2,215,139 or $0.143 per outstanding membership unit.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Cooperative contracts with Cargill in connection with the procurement of corn and other agency services for an annual fee of $60,000, which is paid by the Cooperative to Cargill in quarterly installments. The agreements between Cargill and the Cooperative terminate concurrently with Cargill’s Second Amended and Restated Facility Lease with ProGold LLC, which terminates on December 31, 2022, but may be extended through 2023 under certain conditions.

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the March 31, 2018 financial statements and concluded that no subsequent events have occurred that would require recognition in the March 31, 2018 financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2017.  This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated.  See the discussion of risk factors in Item 1A, Risk Factors, included in the Cooperative’s Annual Report for the 2017 fiscal year on Form 10-K.  The Cooperative does not intend to update the forward-looking statements contained in this report other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,544 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”) which uses the facility to process corn into high fructose corn syrup.  The Cooperative accomplishes its business on behalf of its members through its contract relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing.  Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

Any person residing in the United States can own membership units of the Cooperative (“Units”) as long as that person delivers or provides for the delivery of corn for processing at the ProGold LLC facility. Ownership of Units requires members to deliver corn to the Cooperative for processing in proportion to the number of Units each member holds. Currently, 15,490,480 Units are issued and outstanding.  The Cooperative’s income and losses are allocated to its members based on the volume of corn they deliver.  Subject to certain limitations, as long as a member patronizes the Cooperative by delivering corn equal to the number of Units held by the member, the member will be allocated a corresponding portion of the Cooperative’s income (or loss).  In this way, the Cooperative operates on a cooperative basis.

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

For the 2018 fiscal year, members elected to deliver 28% of their corn by Method A and members elected to deliver 72% of their corn by Method B.  This election will result in 28% of the Cooperative’s income and/or losses and 28% of any cash distributions being allocated to the Method A pool in fiscal year 2018, which reflects the actual percentage of corn members elected to deliver using Method A and does not result in reallocation to meet the 25% requirement set forth in the Cooperative’s governing documents.

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

For the three-months ended March 31, 2018, the Cooperative sold approximately 4.5 million bushels of corn compared to approximately 4.3 million bushels of corn sold during the three-months ended March 31, 2017.

For the three months ended March 31, 2018 and 2017, the Cooperative recognized corn revenue of $14,340,000 and $17,367,000, a decrease of 17% for the first quarter due primarily to a decrease in the selling price per bushel of corn sold in 2018 compared to 2017.

Expenses. The Cooperative recognized corn expense of $14,355,000 and $17,390,000 for the three months ended March 31, 2018 and 2017, a decrease of 17% for the first quarter due primarily to a decrease in the cost per bushel of corn purchased in 2018 compared to 2017.  For the three months ended March 31, 2018 and 2017, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1,696,000 and 1,547,000 bushels of corn using Method A and 2,821,000 and 2,788,000 bushels of corn using Method B. The Cooperative recognized expense of $15,000 and $23,000 for the three month ended March 31, 2018 and 2017, respectively, in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three months ended March 31, 2018 and 2017 of $1,700,000 and $2,355,000, a decrease of 28% for the first quarter due primarily to a reduction in ProGold LLC lease revenue in 2018 compared to 2017.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three-months ended March 31, 2018 was $172,000 compared to $206,000  during the same respective periods in 2017.

Interest Income. Interest income for the three-months ended March 31, 2018 was $17,000 compared to $2,000  during the same respective periods in 2017.  The increase is primarily due to a larger interest-earning cash reserve.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2018 was $5,894,000 compared to $689,000 at March 31, 2017. The increased working capital in the first quarter of 2018 as compared to the same period in 2017 was a result of reduced distributions paid to the Cooperative’s members during 2017 compared to 2016 for the purpose of building a cash reserve, as well as to the lack of ProGold LLC distributions in the first quarter of 2017.  The Cooperative received cash distributions from ProGold LLC totaling $2,085,007 for the three-month period ended March 31, 2018 compared to no distribution for the three-month period ended March 31, 2017.

The Cooperative had no long-term debt as of March 31, 2018 and March 31, 2017 and used operating cash flows of $49,000 for the three-month period ended March 31, 2018 compared to $576,000 for the three-month period ended March 31, 2017. The higher cash reserve and reduced use of operating cash flows is primarily due to changes in prepaid expenses, accrued liabilities and payables as the Cooperative evaluated revenue and cash flows for the current year and through the end of ProGold LLC facility lease with Cargill, including the potential for reduced distributions from ProGold LLC due to payments ProGold LLC must make for infrastructure maintenance and certain capital improvements under the lease. The Cooperative also considered its potential purchase and payment obligations under the Consent Agreement among the Cooperative, Cargill and American Crystal Sugar Company. For more information regarding the lease and Consent Agreement, see the Cooperative’s Current Report on Form 8-K filed April 4, 2017.

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

As indicated in Note 7 to the Financial Statements contained in Part I, Item 1, the Cooperative adopted ASU 2014-09, Revenues from Contracts with Customers and ASU 2016-01 regarding financial instruments beginning

January 1, 2018.

The remainder of the Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Polices, of the Notes to the Financial Statements included in the Cooperative’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017.  The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2017.  There have been no other significant changes in the Cooperative’s significant accounting policies or critical accounting estimates since the end of fiscal 2017.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2018.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

For a detailed discussion of certain risk factors that could affect the Cooperative’s operations, financial condition or results for future periods, see Item 1A, Risk Factors, in the Cooperative’s Annual Report for the fiscal year ended December 31, 2017 on Form 10-K.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: May 11, 2018	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer