Form 10-Q
period 2018-06-30
Golden Growers Cooperative
filed 2018-08-13
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED BALANCE SHEETS

(In Thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,469	$6,261
Short-Term Investments	219	220
Prepaid Expenses	18	218
Total Current Assets	5,706	6,699

Investment in ProGold Limited Liability Company	19,204	19,773

Total Assets	$24,910	$26,472

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$6
Accrued Liabilities	—	220
Total Current Liabilities	—	226

Members' Equity:
Members’ Equity	24,910	26,246
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2018 and December 31, 2017

Total Members’ Equity	24,910	26,246

Total Liabilities and Members’ Equity	$24,910	$26,472

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Other Than Share and Per-Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
OPERATIONS
Corn Revenue	$13,379	$11,374	$27,719	$28,741
Corn Expense	(13,394)	(11,395)	(27,749)	(28,785)
Net Income from ProGold Limited Liability Company	1,912	2,538	3,612	4,893
General & Administrative Expenses	(118)	(132)	(291)	(338)

Net Income from Operations	1,779	2,385	3,291	4,511

Interest Income	19	4	36	6

Net Income Before Income Tax	$1,798	$2,389	$3,327	$4,517

Net Income	$1,798	$2,389	$3,327	$4,517

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.12	$0.15	$0.21	$0.29

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
COMPREHENSIVE INCOME
Net Income	$1,798	$2,389	$3,327	$4,517

Comprehensive Income	$1,798	$2,389	$3,327	$4,517

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017

Cash Flows from Operating Activities
Net Income	$3,327	$4,517
Net (Income) from ProGold Limited Liability Company	(3,612)	(4,893)
Depreciation	—	1
Changes in assets and liabilities
Prepaid Expenses	200	342
Accrued liabilities and payables	(226)	(221)
Net cash used in operating activities	(311)	(254)

Cash Flows from Investing Activities
(Purchase) Sale of investments	—	(1)
Distribution received from ProGold LLC	4,182	5,176
Net cash Provided in Investing Activities	4,182	5,175

Cash Flows from Financing Activities
Member distributions paid	(4,663)	(4,384)
Net Cash Used by Financing Activities	(4,663)	(4,384)

Increase (Decrease) in Cash and Cash Equivalents	(792)	537

Cash and Cash Equivalents, Beginning of Period	6,261	2,792

Cash and Cash Equivalents, End of Period	$5,469	$3,329

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three and six-month periods ended June 30, 2018 and 2017 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2018.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold LLC.  Following is summary financial information for ProGold LLC, which were derived from the monthly unaudited financial statements of ProGold LLC:

	June 30,		December 31,
(In Thousands)	2018	2017	2017

Current Assets	$583	$551	$514
Long-Term Assets	39,192	40,875	39,843
Total Assets	$39,775	$41,426	$40,357

Current Liabilities	$1	$201	$5
Long-Term Liabilities	583	—	—
Total Liabilities	584	201	5

Members’ Equity	39,191	41,225	40,352

Total Liabilities and Members’ Equity	$39,775	$41,426	$40,357

Rent Revenue on Operating Lease	$8,787	$11,520	$22,873
Expenses	1,417	1,534	2,905

Net Income	$7,370	$9,986	$19,968

NOTE 4 – INVESTMENT SECURITIES

The Cooperative’s investment securities consist of certificates of deposit. The certificates of deposit are carried at cost which approximates fair value as of June 30, 2018 and 2017.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the six months ended June 30, 2018 and June 30, 2017 (in thousands):

	June 30,	June 30,
	2018	2017

Interest Cost	$17	$35
Expected Return on Plan Assets	(26)	(49)
Amortization of Net (Gain) Loss	—	—
Net Periodic Pension Cost	$(9)	$(14)

Through the six months ended June 30, 2018, the Cooperative has made $4,000 in contributions as compared to $0 through the six months ended June 30, 2017.  The Cooperative anticipates making a total of $4,000 in contributions in 2018. Contributions in 2017 totaled $6,000.

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Leases - In February 2016, the Financial Accounting Standards Board (“FASB”) issued a standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. The standard will be effective for the Cooperative beginning January 1, 2019. The Cooperative anticipates that the standard will not have a significant impact on its financial statements.

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

Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery, as well as an incentive payment of $.05 per bushel. Cargill pays the aggregate purchase price for corn purchased from the Cooperative’s members to the Cooperative and then, on the Cooperative’s behalf, makes individual payments for corn and incentive payments directly to the Cooperative’s members. If a Method A member fails to fully satisfy the corn delivery requirement, Cargill purchases replacement corn. If the market price or contracted price for corn at the time delivery was due was less than the price of the replacement corn, the Cooperative reimburses Cargill for the difference. The Method A member who fails to deliver corn is then invoiced by the Cooperative for the price of the replacement corn.

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

For the three month periods ended June 30, 2018 and 2017, the Cooperative recognized corn revenue of $13.4 million and $11.4 million, respectively. For the six month periods ended June 30, 2018 and 2017, the Cooperative recognized corn revenue of $27.7 million and $28.7 million, respectively. Disaggregated revenue for the three month periods ended June 30, 2018 and 2017 is as follows: revenue from Method A deliveries totaled $3.8 million and $2.9 million respectively; revenue from Method B deliveries totaled $9.6 million and $8.5 million, respectively. Disaggregated revenue for the six month periods ended June 30, 2018 and 2017 is as follows: revenue from Method A deliveries totaled $9.2 million and $9.1 million respectively; revenue from Method B deliveries totaled $18.5 million and $19.6 million, respectively.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure – On January 1, 2018, the Cooperative adopted ASU 2016-01 related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of the standard did not have a significant impact on the Cooperative’s financial statements.

NOTE 8 – DISTRIBUTIONS TO MEMBERS

On February 21, 2018, the Cooperative made distributions to its members totaling $2,493,967 or $0.161 per outstanding membership unit.  On June 27, 2018, the Cooperative made distributions to its members totaling $2,168,667 or $0.14 per outstanding membership unit.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2018 financial statements and concluded that no subsequent events have occurred that would require recognition in the June 30, 2018 financial statements.

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

For the three and six-month periods ended June 30, 2018, the Cooperative sold approximately 3.9 and 8.4 million bushels of corn compared to approximately 3.8 and 8.1 million bushels of corn sold during the three and six-month periods ended June 30, 2017. For the three and six-month periods ended June 30, 2018 and 2017, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1.1 and 2.8 million bushels of corn using Method A and 2.8 and 5.6 million bushels of corn using Method B. In the same respective periods in 2017, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 0.9 and 2.5 million bushels of corn using Method A and 2.8 and 5.6 million bushels of corn using Method B.

For the three and six-month periods ended June 30, 2018, the Cooperative recognized corn revenue of $13,379,000 and $27,719,000 compared to $11,374,000 and $28,741,000, during the same respective periods in 2017, an increase of 18% for the second quarter and a decrease of 4% year to date due primarily to an increase in bushels delivered in the second quarter and a decrease in the price per bushel of corn sold year to date in 2018 compared to 2017.

Expenses. The Cooperative recognized corn expense of $13,394,000 and $27,749,000 for the three and six-month periods ended June 30, 2018 compared to $11,379,000 and $28,787,000 during the same respective periods in 2017, an increase of 18% for the second quarter, and a decrease of 4% year to date due primarily to an increase in bushels delivered in the second quarter and a decrease in the price per bushel of corn purchased year to date in 2018 compared to 2017.

The Cooperative recognized expense of $15,000 and $23,000 for the three and six-month periods ended June 30, 2018 compared to $23,000, and $46,000 during the same respective periods in 2017 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and six-month periods ended June 30, 2018 of $1,912,000 and $3,612,000 compared to $2,538,000 and $4,893,000 during the same respective periods in 2017, a decrease of 25% for the second quarter and a decrease of 26% year to date due primarily to a reduction in ProGold LLC lease revenue in 2018 compared to 2017.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and six-month periods ended June 30, 2018 was $118,000 and $291,000 compared to $132,000 and $338,000  during the same respective periods in 2017. The decrease in administrative expenses for the three month period ended June 30, 2018 compared to the three month period ended June 30, 2017 is primarily due to the timing of expenses.

Interest Income. Interest income for the three and six-month periods ended June 30, 2018 was $19,000 and $36,000 compared to $4,000 and $6,000 during the same respective periods in 2017.  The increase is primarily due to a larger interest-earning cash reserve.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2018 was $5,706,000 compared to $3,548,000 at June 30, 2017. The increased working capital at the end of the second quarter of 2018 as compared to the same period in 2017 was a result of a strategic decision by the Cooperative to build a cash reserve, as well as to the lack of ProGold LLC distributions in the first quarter of 2017.  The Cooperative received cash distributions from ProGold LLC totaling $4,182,000 for the six-month period ended June 30, 2018 compared $5,176,000 for the six-month period ended June 30, 2017.

In its decision to build a cash reserve, the Cooperative evaluated revenue and cash flows for the current year and through the end of ProGold LLC facility lease with Cargill, including the potential for reduced distributions from ProGold LLC due to payments ProGold LLC must make for infrastructure maintenance and certain capital improvements under the lease. The Cooperative also considered its potential purchase and payment obligations under the Consent Agreement among the Cooperative, Cargill and American Crystal Sugar Company. For more information regarding the lease and Consent Agreement, see the Cooperative’s Current Report on Form 8-K filed April 4, 2017.

The Cooperative had no long-term debt as of June 30, 2018 and June 30, 2017 and used operating cash flows of $311,000 for the six-month period ended June 30, 2018 compared to $254,000 for the six-month period ended June 30, 2017.  The increase in operating cash flows for the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017 is primarily due to a reduction of current liabilities.

Management believes that non-cash working capital levels, together with the Cooperative’s cash and cash equivalents, are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12-months.

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

The remainder of the Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Financial Statements included in the Cooperative’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017.  The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2017.  There have been no other significant changes in the Cooperative’s significant accounting policies or critical accounting estimates since the end of fiscal 2017.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2018.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: August 13, 2018	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer