Form 10-Q
period 2018-09-30
Golden Growers Cooperative
filed 2018-11-13
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED BALANCE SHEETS

(In Thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,375	$6,261
Short-Term Investments	220	220
Prepaid Expenses	12	218
Total Current Assets	7,607	6,699

Investment in ProGold Limited Liability Company	18,666	19,773

Total Assets	$26,273	$26,472

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$6
Accrued Liabilities	2,169	220
Total Current Liabilities	2,169	226

Members' Equity:
Members’ Equity	24,104	26,246
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2018 and December 31, 2017

Total Members’ Equity	24,104	26,246

Total Liabilities and Members’ Equity	$26,273	$26,472

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Other Than Share and Per-Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
OPERATIONS
Corn Revenue	$10,956	$10,286	$38,675	$39,026
Corn Expense	(10,971)	(10,309)	(38,720)	(39,093)
Net Income from ProGold Limited Liability Company	1,474	2,440	5,086	7,333
General & Administrative Expenses	(117)	(125)	(407)	(463)

Net Income from Operations	1,342	2,292	4,634	6,803

Interest Income	19	12	55	18

Net Income Before Income Tax	$1,361	$2,304	$4,689	$6,821

Net Income	$1,361	$2,304	$4,689	$6,821

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.09	$0.15	$0.30	$0.44

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
COMPREHENSIVE INCOME
Net Income	$1,361	$2,304	$4,689	$6,821

Comprehensive Income	$1,361	$2,304	$4,689	$6,821

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017

Cash Flows from Operating Activities
Net Income	$4,689	$6,821
Net (Income) from ProGold Limited Liability Company	(5,086)	(7,333)
Depreciation	—	1
Changes in assets and liabilities
Prepaid Expenses	206	342
Accrued liabilities and payables	(225)	(222)
Net cash used in operating activities	(416)	(391)

Cash Flows from Investing Activities
(Purchase) Sale of investments	—	—
Distribution received from ProGold LLC	6,193	7,838
Net cash Provided in Investing Activities	6,193	7,838

Cash Flows from Financing Activities
Member distributions paid	(4,663)	(4,384)
Net Cash Used by Financing Activities	(4,663)	(4,384)

Increase (Decrease) in Cash and Cash Equivalents	1,114	3,063

Cash and Cash Equivalents, Beginning of Period	6,261	2,792

Cash and Cash Equivalents, End of Period	$7,375	$5,855

Non-Cash Financing Activity
Accrued Dividend Payable to Members	$2,169	$2,169

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three and nine-month periods ended September 30, 2018 and 2017 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2018.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold LLC.  Following is summary financial information for ProGold LLC, which was derived from the monthly unaudited financial statements of ProGold LLC:

	September 30,		December 31,
(In Thousands)	2018	2017	2017

Current Assets	$564	$533	$514
Long-Term Assets	38,889	40,352	39,843
Total Assets	$39,453	$40,885	$40,357

Current Liabilities	$485	$113	$5
Long-Term Liabilities	875	—	—
Total Liabilities	1,360	113	5

Members’ Equity	38,093	40,772	40,352

Total Liabilities and Members’ Equity	$39,453	$40,885	$40,357

Rent Revenue on Operating Lease	$13,153	$17,200	$22,873
Expenses	2,773	2,236	2,905

Net Income	$10,380	$14,964	$19,968

NOTE 4 – INVESTMENT SECURITIES

The Cooperative’s investment securities consist of certificates of deposit. The certificates of deposit are carried at cost which approximates fair value as of September 30, 2018 and 2017.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	September 30,	September 30,
	2018	2017

Interest Cost	$26	$26
Expected Return on Plan Assets	(39)	(36)
Amortization of Net (Gain) Loss	—	1
Net Periodic Pension Cost	$(13)	$(9)

Through the nine months ended September 30, 2018, the Cooperative has made $4,000 in contributions as compared to $3,000 through the nine months ended September 30, 2017.  The Cooperative anticipates making a total of $4,000 in contributions in 2018. Contributions in 2017 totaled $6,000.

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

Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC wet-milling facility. To fulfill that requirement, the Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both. Under Method A, a member is required to physically deliver corn to the Cooperative and under Method B a member appoints the Cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf. The Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B. In exchange for these services, the Cooperative paid Cargill an annual fee of $70,000 in 2017. Commencing on January 1, 2018, the Cooperative pays an annual fee of $60,000, paid in quarterly installments.

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

The Cooperative has determined Corn Expense for Method B deliveries based on the average quarterly cost per bushel paid by Cargill to the Cooperative’s members for Method A quarterly deliveries. The incentive payment and agency fee are also a component of Corn Expense. The Cooperative’s Board of Directors has the discretion to change the incentive payment and the agency fee based on the Cooperative’s corn delivery needs.

For the three month periods ended September 30, 2018 and 2017, the Cooperative recognized corn revenue of $11.0 million and $10.2 million, respectively. For the nine-month periods ended September 30, 2018 and 2017, the Cooperative recognized corn revenue of $38.7 million and $39.0 million, respectively. Disaggregated revenue for the three month periods ended September 30, 2018 and 2017 is as follows: revenue from Method A deliveries totaled $2.2 million and $2.2 million, respectively, and revenue from Method B deliveries totaled $8.8 million and $8.0 million, respectively. Disaggregated revenue for the nine-month periods ended September 30, 2018 and 2017 is as follows: revenue from Method A deliveries totaled $11.3 million and $11.3 million, respectively, and revenue from Method B deliveries totaled $27.4 million and $27.7 million, respectively.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure – On January 1, 2018, the Cooperative adopted ASU 2016-01 related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of the standard did not have a significant impact on the Cooperative’s financial statements.

NOTE 8 – DISTRIBUTIONS TO MEMBERS

On February 21, 2018, the Cooperative made distributions to its members totaling $2,493,967, or $0.161 per outstanding membership unit.  On June 27, 2018, the Cooperative made distributions to its members totaling $2,168,667, or $0.14 per outstanding membership unit. At its September meeting, the Cooperative’s Board of Directors authorized a distribution to its members totaling $2,168,667, or $0.14 per outstanding membership unit, to be paid in October 2018.  On October 10, 2018, the Cooperative made the distribution to its members.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 16, 2018, the Cooperative secured a $2 million operating line of credit with Bell Bank that expires on October 16, 2019. The line of credit bears interest at a variable rate based on prime rate and is secured by the Cooperative’s investments securities.

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2018 financial statements and concluded that no subsequent events have occurred that would require recognition in the September 30, 2018 financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2017.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated.  See the discussion of risk factors in Item 1A, Risk Factors, included in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,543 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”), which uses the facility to process corn into high fructose corn syrup.  The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing.  Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

To hold Units, a member is required to execute a Uniform Member Agreement that obligates the member to deliver corn to the Cooperative and an Annual Delivery Agreement by which each member annually elects the member’s method to deliver corn - either Method A or Method B, or a combination of both.  Under Method A, a member is required to physically deliver the required bushels of corn to the Cooperative either at the facility or another location designated by the Cooperative.  Under Method B, a member appoints the Cooperative as its agent to arrange for the acquisition and delivery of the required bushels of corn on the member’s behalf.  The Cooperative appoints Cargill as its agent to arrange for the delivery of the corn by members who elect to deliver corn using Method A, and the Cooperative appoints Cargill as its agent to acquire corn on the Cooperative’s behalf for members who elect to deliver corn using Method B.  If a member elects to deliver corn using Method B, the price per bushel the Cooperative pays to the member is equal to the price per bushel paid by Cargill to acquire the corn as its agent.  Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery.  Members who deliver corn under Method A receive from the Cooperative an incentive payment of $.05 per bushel on the corn that they deliver while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf.  The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of the Cooperative’s Board of Directors. While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf.

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

For the fiscal year ending December 31, 2018, members elected to deliver 28% of their corn by Method A and members elected to deliver 72% of their corn by Method B.  This election will result in 28% of the Cooperative’s income and/or losses and 28% of any cash distributions being allocated to the Method A pool in fiscal year 2018, which reflects the actual percentage of corn members elected to deliver using Method A and does not result in reallocation to meet the 25% requirement set forth in the Cooperative’s Bylaws.

Results of Operations

Revenues. The Cooperative derives revenue from two sources: operations related to the marketing of members’ corn and income derived from the Cooperative’s membership interest in ProGold LLC.  The corn marketing operations generate revenue for the Cooperative equal to the value of the corn that is delivered to Cargill. The Cooperative recognizes expense equal to this same amount, which results in the corn marketing operations being revenue neutral to the Cooperative, except for revenue from the Method B agency fee and expenses related to the Method A incentive payments and the service fee paid to Cargill.

For the three- and nine-month periods ended September 30, 2018, the Cooperative sold approximately 3.5 and 11.9 million bushels of corn, respectively, compared to approximately 3.5 and 11.6 million bushels of corn, respectively, sold during the three- and nine-month periods ended September 30, 2017. For the three- and nine-month periods ended September 30, 2018, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 0.7 and 3.5 million bushels of corn, respectively, using Method A and 2.8 and 8.4 million bushels of corn, respectively, using Method B. In the same respective periods in 2017, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 0.8 and 3.3 million bushels of corn, respectively, using Method A and 2.8 and 8.4 million bushels of corn, respectively, using Method B.

For the three- and nine-month periods ended September 30, 2018, the Cooperative recognized corn revenue of $10,956,000 and $38,675,000, respectively, compared to $10,286,000 and $39,026,000, during the same respective periods in 2017, an increase of 6% for the third quarter and a decrease of 1% year to date. The increase in the third quarter is primarily due to an increase in the price per bushel of corn sold during the third quarter of 2018 compared to 2017 and the decrease year to date is primarily due to a decrease in the price per bushel of corn sold year to date in 2018 compared to 2017.

Expenses. The Cooperative recognized corn expense of $10,971,000 and $38,720,000 for the three- and nine-month periods ended September 30, 2018, respectively, compared to $10,309,000 and $39,093,000 during the same respective periods in 2017, an increase of 6% for the third quarter and a decrease of 1% year to date. The increase in the third quarter is primarily due to an increase in the price per bushel of corn sold during the third quarter of 2018 compared to 2017 and the decrease year to date is primarily due to a decrease in the price per bushel of corn sold year to date in 2018 compared to 2017.

The Cooperative recognized expense of $15,000 and $45,000 for the three- and nine-month periods ended September 30, 2018, respectively, compared to $23,000 and $69,000 during the same respective periods in 2017 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three- and nine-month periods ended September 30, 2018 of $1,474,000 and $5,086,000, respectively, compared to $2,440,000 and $7,333,000 during the same respective periods in 2017, a decrease of 40% for the third quarter and a decrease of 31% year to date. This decrease is primarily due to a reduction in ProGold LLC lease revenue in 2018 compared to 2017.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three- and nine-month periods ended September 30, 2018 was $117,000 and $407,000, respectively, compared to $125,000 and $463,000  during the same respective periods in 2017. The decrease in administrative expenses for the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017 is primarily due to reduced legal and consulting expense.

Interest Income. Interest income for the three- and nine-month periods ended September 30, 2018 was $19,000 and $55,000, respectively, compared to $12,000 and $18,000 during the same respective periods in 2017.  The increase is primarily due to a larger interest-earning cash reserve.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2018 was $5,438,000 compared to $3,906,000 at September 30, 2017. The increased working capital at the end of the third quarter of 2018 as compared to the same period in 2017 was a result of a strategic decision by the Cooperative to build a cash reserve.  The Cooperative received cash distributions from ProGold LLC totaling $6,193,000 for the nine-month period ended September 30, 2018 compared $7,838,000 for the nine-month period ended September 30, 2017.

In its decision to build a cash reserve, the Cooperative evaluated revenue and cash flows for fiscal year 2018 and through the end of ProGold LLC facility lease with Cargill, including the potential for reduced distributions from ProGold LLC due to payments ProGold LLC must make for infrastructure maintenance and certain capital improvements under the lease. The Cooperative also considered its potential purchase and payment obligations under the Consent Agreement among the Cooperative, Cargill and American Crystal Sugar Company. For more information regarding the lease and Consent Agreement, see the Cooperative’s Current Report on Form 8-K filed April 4, 2017.

The Cooperative had no long-term debt as of September 30, 2018 and September 30, 2017 and used operating cash flows of $416,000 for the nine-month period ended September 30, 2018 compared to $391,000 for the nine-month period ended September 30, 2017.  The increase in operating cash flows for the nine-month period ended September 30, 2018 compared to the nine month period ended September 30, 2017 is primarily due to a change in prepaid expenses.

Management believes that non-cash working capital levels, together with the Cooperative’s cash and cash equivalents, are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12 months. Management expects that the Cooperative’s cash and cash equivalents, together with available borrowings under a line of credit agreement secured in October 2018, will be sufficient to fund its operations for the foreseeable future, including at least the next twelve months.

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

As indicated in Note 7 to the Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, the Cooperative adopted ASU 2014-09, Revenues from Contracts with Customers and ASU 2016-01 regarding financial instruments beginning January 1, 2018.

The remainder of the Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Financial Statements in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2017.  There have been no other significant changes in the Cooperative’s significant accounting policies or critical accounting estimates since December 31, 2017.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2018.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

For a detailed discussion of certain risk factors that could affect the Cooperative’s operations, financial condition or results for future periods, see Item 1A, Risk Factors, in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 13, 2018	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer