Form 10-K
period 2018-12-31
Golden Growers Cooperative
filed 2019-03-08
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extension transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes  ☐   No  ☒

As of March 07, 2019, the registrant had 15,490,480 Units issued and outstanding.  There is no established public market for the registrant’s Units.  Although there is a limited, private market for the registrant’s Units, the registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the registrant’s Units held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements and information based upon assumptions by Golden Growers Cooperative (“we,” “us,” “our,” and the “Cooperative”), including assumptions about risks and uncertainties faced by the Cooperative.  These forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “believes,” “will,” or the negative of these terms or similar verbs or expressions.  Forward-looking statements in this report generally relate to: our expectations regarding our membership in ProGold Limited Liability Company (“ProGold”) and its distributions to the Cooperative; our beliefs regarding the sufficiency of working capital and cash flows; our expectations regarding our continued ability to renew or obtain financing on reasonable terms when necessary; the impact of recently issued accounting pronouncements; our intentions and beliefs relating to our costs, product developments and business strategies; our expected operating and financial results; our expectations concerning our contract arrangements with members; our beliefs regarding competitive factors and our competitive strengths; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our beliefs regarding our internal controls over financial reporting; and our intentions for paying member distributions. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

This report should be read thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the effect of general economic conditions and the agricultural cycle on the demand for our members’ corn;  changes in ProGold’s operating costs, leases, or ownership;  changes in our contractual relationships; changes in tax laws; our ability to retain our key employee; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and other factors described in this report and from time to time in our other reports filed with the Securities and Exchange Commission.    If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Cooperative’s actual results could materially differ from those anticipated by such forward-looking statements. The Cooperative undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.  Readers should not place undue reliance on such forward-looking statements. The Cooperative qualifies all of its forward-looking statements by these cautionary statements.

PART I

Item 1.  BUSINESS

GENERAL

Golden Growers Cooperative is a value-added agricultural cooperative association owned by  1,543  members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing into a value-added product.  The Cooperative was originally formed in 1994 as a North Dakota agricultural cooperative.  On September 1, 2009, by way of a series of mergers, the Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B.  A Minnesota cooperative association formed under Minnesota Statutes 308B operates as a cooperative for state law purposes, but is taxed as a partnership under Subchapter K of the Internal Revenue Code for tax purposes.

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

Since November 1997, ProGold has leased its corn wet-milling facility to Cargill.  Throughout the term of the lease between Cargill and ProGold, our members, on the Cooperative’s behalf, have delivered corn to the facility for processing into high fructose corn syrup and related co-products.  It is our ownership interest in ProGold that creates a value-added relationship between our growers and the facility.  Notwithstanding this cooperative arrangement, Cargill is an integral part of our financial success.  Separate from the lease, Cargill also provides the Cooperative services that allow us to facilitate corn delivery at little or no expense.  In addition, the lease payments Cargill makes to ProGold that are in turn distributed to the Cooperative provide us with the cash to make distributions to our members. Under the terms of the Second Amended and Restated Facility Lease, Cargill will pay ProGold annual lease payments of $17 million in 2019, $16 million in 2020, $15.5 million in 2021 and 2022, and $14 million if the lease is extended through 2023.  In turn, ProGold has agreed to pay at least $750,000 annually throughout the term of the lease for infrastructure maintenance and may also be required to pay additional sums in order to make certain capital improvements.  The payments will reduce any income available for ProGold’s members at the time of such expenses.  The Cooperative and American Crystal would experience any such reduction in ProGold’s income proportionately based on their percentage ownership of ProGold.

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

To hold our Units a member is required to execute a Uniform Member Agreement that obligates the member to deliver corn to us and an Annual Delivery Agreement by which each member annually elects the member’s method to deliver corn — either Method A or Method B, or a combination of both.  Under Method A, a member is required to physically deliver the required bushels of corn to us either at the ProGold facility or another location designated by the Cooperative.  Under Method B, a member appoints us as its agent to arrange for the acquisition and delivery of the required bushels of corn on the member’s behalf.  Separate from leasing the facility from ProGold, Cargill is in the grain services business.  In order to most cost effectively provide delivery services to our members, the Cooperative has entered into an agreement with Cargill whereby we appoint Cargill as our agent to arrange for the delivery of the corn by our members who elect to deliver corn using Method A, and we appoint Cargill as our agent to acquire corn on our behalf for our members who elect to deliver corn using Method B.  If a member elects to deliver corn using Method B, the price per bushel the Cooperative pays to the member is equal to the price per bushel paid by Cargill to acquire the corn as our agent.  The Cooperative pays members who deliver corn under Method A the market price or contracted price for their corn at the time of delivery.  Members who deliver corn under Method A receive from the Cooperative an incentive payment of $.05 per bushel on the corn that they deliver, while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having us deliver corn on their behalf.  The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of our Board of Directors. While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf.

Annually, we notify Cargill of the number of bushels of Method A corn to be delivered by each member who has elected to deliver corn by Method A.  Once we provide notification to Cargill of the number of bushels of corn, Cargill then confirms the amount of corn with each member and notifies that member with respect to quality specifications, allowances, deductions and premiums to be applicable to that corn.  That Method A member then directly contracts with Cargill for the contract price agreed upon for the corn or, in the absence of an agreed upon price, the market price per bushel for corn delivered on the day on which the corn is delivered and accepted at the facility.  With respect to all corn that is delivered by Method A, Cargill pays to the Cooperative the aggregate purchase price for corn purchased from our members, and then, on our behalf, makes individual payments for corn directly to our members.  In the event a member who has elected to deliver corn by Method A delivers to Cargill more than its delivery commitment, any corn delivered in excess of that commitment is handled as a direct sale of corn to Cargill and is priced at the current closing delivery corn price established by Cargill at the facility on the day it is unloaded.  In the event a member who has elected to deliver corn by Method A delivers to Cargill less than its committed amount of corn, the quantity of the shortfall is then purchased and delivered by Cargill on our behalf.  Our reimbursement to Cargill for the purchased corn is calculated as the amount by which the underlying contracted corn price is less than the price of buying the corn that was due on the delivery date.  In addition, this purchased corn is not credited to such member’s account, meaning that member’s allocation of our profit or losses and any cash distributions are proportionately reduced, and we may terminate the member’s membership.

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

In exchange for the services set forth above with respect to handling our member’s delivery of corn to the wet-milling facility, we paid Cargill an annual fee of $60,000 in 2018. This fee was paid in quarterly installments.  In addition, we also pay Cargill a per-bushel fee if a Method A member fails to deliver corn.  This amount is in addition to any reimbursement required by us to Cargill for a Method A member’s failure to deliver.

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

For the 2017 and 2018 fiscal years, our members elected to and delivered 28.6% and 27.7%, respectively, of the bushels of corn by Method A and 71.4% and 72.3%, respectively, of the bushels of corn by Method B.  This resulted in 28.6% and 27.7% of our income and/or losses and 28.6% and 27.7% of any cash distributions being allocated to the Method A pool, respectively, in fiscal years 2017 and 2018. This reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

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

Currently, there are eleven members of ProGold’s board of governors and the Cooperative has the right to appoint five of these governors.  Members of the Cooperative’s Board of Directors occupy these seats and provide active oversight of the management of ProGold.  Based on percentage ownership in ProGold and representation on the ProGold board of governors, the Cooperative does not control the operations of ProGold.  Extraordinary transactions such as a sale of ProGold or its assets, dissolution, as well as amendments to its operating agreement, approval of its strategic plan, approval of new members and approval of loans to ProGold by its members can be approved by American Crystal over the Cooperative’s objections.

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

Seasonality

Cargill operates the ProGold facility year-round, but the facility only has enough corn storage on-site for approximately five days of operations.  Corn deliveries to the facility are typically required four or five days each week of the year.  Farmers harvest corn in October and November, although weather conditions have occasionally delayed harvest for some farmers into winter or spring.  Corn can be stored in storage facilities for a long period of time after it is harvested.

The Cooperative does not control when members deliver corn to Cargill for processing at the facility.  Some members may elect to deliver higher volumes of corn immediately following harvest in October and November, while others prefer to deliver at times when local market prices are higher, typically in the spring and late summer months.  Corn price contracts that members and Cargill enter into each year typically anticipate these delivery trends and incent members to store their corn on their farms until fewer farmers wish to deliver to the plant.  As a result, while there is some seasonality to corn deliveries, members deliver corn every week of the year, and the Cooperative monitors and makes payments for those deliveries every week.

Intellectual Property Rights

The Cooperative does not hold any patents.  To the extent it develops proprietary information or rights, the Cooperative will rely on a combination of trade secrets, trademarks, nondisclosure agreements and technical measures to establish and protect our proprietary rights.

Employees

As of December 31, 2018, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer.

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

Item 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

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

Item 4.  MINE SAFETY DISCLOSURES

None

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is no established trading market for our Units.  To maintain our partnership tax status, members may not trade their Units on an established securities market or readily trade Units on a secondary market (or the substantial equivalent thereof).  All transfers are subject to approval by the Board of Directors and a determination that the transfer will not cause us to be deemed a publicly traded partnership.  In accordance with the publicly traded partnership rules, the Cooperative has made arrangements with FNC Ag Stock, LLC to serve as a qualified matching service for our members.

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

Holders

As of the date hereof, there are 1,543 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains.  Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members.  The Cooperative may make cash distributions at such time and in such amounts as determined from time to time by our Board of Directors in its sole discretion; provided that the we must annually, on or before March 1 of each year, make a cash distribution to our then current members equal to at least thirty percent (30%) of the income allocated to members for the prior year.  Any such cash distributions shall be made in a uniform and equitable basis among the members within a particular allocation pool on the basis of patronage.  Such cash distributions will be reduced by any tax withholding payments that are made on the member’s behalf.  For the fiscal year ended December 31, 2017, the Cooperative made aggregate cash distributions to members of $6,552,000.  For the fiscal year ended December 31, 2018, the Cooperative made aggregate cash distributions to members of $6,831,000. For more information regarding factors considered by the Board of Directors in determining the amount of cash distributions, see the section entitled “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance under Equity Compensation Plans

The Cooperative currently has no equity compensation plan.

Purchases of Equity Securities by Golden Growers Cooperative

None

Recent Sales of Unregistered Securities

None

Item 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Cooperative’s financial statements, the notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K.  The following discussion contains forward-looking statements.  Such statements are based on assumptions by the Cooperative’s management as of the date of this report and are subject to risks and uncertainties, as discussed in the section entitled “Forward Looking Statements.”  Readers should not place undue reliance on such forward-looking statements.

Results of Operations

The Cooperative derives revenue from two sources:  operations related to the marketing of members’ corn and income derived from the Cooperative’s membership interest in ProGold.  The corn marketing operations generate revenue for the Cooperative equal to the value of the corn that is delivered to Cargill for processing at the facility.  The Cooperative recognizes expense equal to this same amount which results in the corn marketing operations being revenue neutral to the Cooperative, except for revenue from the Method B agency fee and expenses related to the Method A incentive payments, required licensing and bonding expenses, and the service fee paid to Cargill.

The Cooperative sold approximately 15.5 million bushels of corn on behalf of its members in each of fiscal 2017 and 2018.  The Cooperative recognized corn revenue of $50,102,000 in fiscal 2018 as compared to $49,890,000 in fiscal 2017, an increase of 0.4% due primarily to an increase in the price of corn sold.  The Cooperative recognized corn expense of $50,152,000 in fiscal 2018 and $49,960,000 in fiscal 2017, an increase of 0.4% due primarily to an increase in the price of corn purchased.

In fiscal 2018, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,285,000 bushels of corn using Method A and 11,206,000 bushels of corn using Method B,  resulting in incentive fee expense of $214,000 and agency fee income of $224,000 for this period.  In fiscal 2017, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,425,235 bushels of corn using Method A and 11,065,246 bushels of corn using Method B, resulting in incentive fee expense of $221,000 and agency fee income of $222,000 for this period.  In fiscal 2018 and 2017, the Cooperative recognized expense of $60,000 and $70,000, respectively, for Cargill’s services as our agent in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the fiscal year ended December 31, 2018, of $6,924,000,  a decrease of $2,861,000 or 29% as compared to $9,785,000 for the period ended December 31, 2017. The decrease in distributions received from ProGold was due primarily to ProGold’s reduced lease income in 2018 compared to 2017.

General and Administrative Expenses

The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our Board of Directors.  The general and administrative expenses for fiscal 2018 were  $535,000, a decrease of $30,000 or 5% as compared to fiscal 2017.  The decrease was due primarily to reduced legal and consulting costs.

Interest Income

Interest income for the fiscal year ended December 31, 2018, was $82,000 compared to $32,000 for the fiscal year ended December 31, 2017. The increase was due primarily to increased investments.

Liquidity and Capital Resources

The Cooperative’s working capital was $5,192,000 at December 31, 2018 and $6,473,000 at December 31, 2017.  The decreased working capital in 2018 as compared to 2017 was a result of decreased cash reserves during 2018 as compared to 2017.

The Cooperative received cash distributions from ProGold totaling $8,216,000 in fiscal 2018 and $10,496,000 in fiscal 2017.  The decrease was primarily related to reduced lease payments received by ProGold from Cargill in 2018 compared to 2017. The Cooperative paid cash distributions to its members totaling $6,831,000 in fiscal 2018 and $6,552,000 in fiscal 2017.

In fiscal 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2019.  The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank.  There was no outstanding balance as of December 31, 2018.

The Cooperative had no long-term debt as of December 31, 2018 and December 31, 2017.

The Cooperative used operating cash flows of $542,000 for the fiscal year ended December 31, 2018 and $474,000 for the fiscal year ended December 31, 2017. The increased use of operating cash flows is primarily due to reduced earnings.

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

The Cooperative does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.  These amounts are accrued quarterly and then confirmed at the end of the fiscal year.  The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2019.  The quarterly Method B bushel delivery and agency fee revenue was calculated by allocating the portion of the total annual agency fee for a particular quarter or cumulating it for the particular period.  The annual Method B bushel delivery and agency fee revenue is confirmed at the conclusion of the fiscal year.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

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

            Effective January 1, 2018, the company adopted ASU 2016-01, Financial Instruments.  The standard did not have a significant impact on the Cooperative’s financial statements.  The Cooperative’s investment securities are held to maturity and recorded at amortized cost.  The Cooperative’s investment in ProGold is recorded at historical cost plus its pro-rata share of ProGold’s net income and additional paid-in capital less distributions received from ProGold.  Unrealized gains or losses are recorded in accumulated other comprehensive income within members’ equity.  Gains and losses are determined using the specific identification method.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Cooperative’s financial statements for the fiscal years ended December 31, 2017 and 2018 have been audited to the extent indicated in this report by Widmer Roel PC, an independent registered public accounting firm.  The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2018, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018 based on these criteria.

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

The name, age, position, district and term details of each of the directors and the Cooperative’s Named Executive Officer are as follows:

Name and Position			Director	Term Expires
	Age	District	Since

Mark Harless (Chairman)	62	East Central	2011	2020
Nicolas Pyle (1st Vice Chairman)	39	Northwest	2010	2019
Shaun Beauclair (2nd Vice Chairman)	54	Northeast	2008	2020
David Benedict (Director)	52	East Central	2010	2019
Richard Bot (Director)	64	Southeast	2017	2020
Matthew Hasbargen (Secretary)	47	Southwest	2013	2019
Scott Jetvig (Director)	52	East Central	2015	2021
Gary L. Jirak (Director)	60	Northeast	2008	2021
Brett Johnson (Director)	51	Southwest	2013	2019
Chris A. Johnson (Director)	62	Southwest	2008	2020
Glenn Johnson (Director)	60	Northwest	2008	2020
Byron Koehl (Director)	53	Southeast	2010	2019
Leslie Nesvig (Treasurer)	79	Northwest	2008	2021
Bruce Speich (Director)	65	Southwest	2008	2021
Larry Vipond (Director)	68	Southeast	2015	2021

Executive Officer
Scott Stofferahn	61		—	—

Below is the biographical information of each director and our Named Executive Officer.

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

As of December 31, 2018, the Board of Directors of the Cooperative has determined that there is no audit committee financial expert serving on the Audit Committee.  The Cooperative is a cooperative association formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative association law, and the Cooperative’s Amended and Restated Bylaws, the Board of Directors must be composed of members of the Cooperative.   Based on the state law requirements for both membership and board service, the Cooperative is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Cooperative has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to SAS No.114 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 for filing with the Securities and Exchange Commission.

The members of the Audit Committee at the time of the foregoing review, discussions and recommendation were Nicolas Pyle, chair, Gary Jirak, Shaun Beauclair, Leslie Nesvig, Glenn Johnson, Brett Johnson, and Mark Harless.

Code of Ethics

The Cooperative has adopted a code of ethics that applies to its executive officer and directors of the Cooperative.  The Cooperative’s code of ethics is posted on its website. The Cooperative intends to include on its website, within the time period required by Form 8-K, any amendment to, or waiver from, a provision of our Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K.

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

Name and			All Other
Principal		Salary	Compensation	Total
Position	Year	($)	($) (1)	($)
Scott Stofferahn, Executive Vice President**	2018	166,537	15,569	182,106
	2017	159,260	16,900	176,160

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

The following table sets forth for the year ending December 31, 2018 the dollar value of all cash and non-cash compensation paid to individuals serving as Directors of the Cooperative during fiscal year 2018.

	Fees
	Earned or
	Paid in
Name	Cash	Total
Shaun Beauclair	$4,150	$4,150
David Benedict	$3,600	$3,600
Richard Bot	$3,700	$3,700
Mark Harless	$10,150	$10,150
Matt Hasbargen	$4,150	$4,150
Scott Jetvig	$3,300	$3,300
Gary L. Jirak	$4,100	$4,100
Brett Johnson	$4,100	$4,100
Chris Johnson	$3,400	$3,400
Glenn Johnson	$3,800	$3,800
Byron Koehl	$3,700	$3,700
Leslie Nesvig	$4,100	$4,100
Nicolas A. Pyle	$5,150	$5,150
Bruce Speich	$2,400	$2,400
Larry Vipond	$3,700	$3,700

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of  March 7, 2019 the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Scott Stofferahn, our Executive Vice President (our Named Executive Officer) and (4) all of our Directors and the Named Executive Officer as a group.  The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.  The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,543 members.  Each member of the Cooperative is allowed to cast one vote at any meeting of the members, regardless of the number of Units actually held by that member.  Some of our directors hold their Units through more than one entity which allows those directors to cast a vote for each one of those members.  The address of each director and our Named Executive Officer is 1002 Main Avenue W, Suite 5, West Fargo, ND 58078.

	Amount and Nature of
	Beneficial Ownership
			Number of
	Number of		Membership	Percentage
Name of Beneficial Owner	Units (1)		Votes(2)	of Class
Beauclair, Shaun	148,000	(3)	3	0.96%
Benedict, David	15,000		1	0.10%
Bot, Richard	204,700	(4)	1	1.32%
Harless, Mark	28,000	(5)	1	0.18%
Hasbargen, Matt	8,000	(6)	1	0.05%
Jetvig, Scott	30,000		1	0.19%
Jirak, Gary	40,000	(7)	2	0.26%
Johnson, Brett	15,000		1	0.10%
Johnson, Chris	18,000	(8)	1	0.12%
Johnson, Glenn	50,703		1	0.33%
Koehl, Byron	8,000	(9)	2	0.05%
Nesvig, Les	4,000		1	0.03%
Pyle, Nicolas	57,000	(10)	3	0.37%
Speich, Bruce	4,000		1	0.03%
Vipond, Larry	69,000	(11)	1	0.45%
Stofferahn, Scott	16,667	(12)	1	0.11%

All directors and executive officers as a group (16 people)	716,070			4.65%

(1)	Membership interests are measured Units which equal the holder’s proportionate financial right but not a governance right.
(2)

Voting rights are based on one member one vote.  Each person or entity that holds units is a member for voting purposes.  Some officers and directors own their units through multiple entities resulting in multiple membership votes.

(3)	Includes 20,000 Units owned directly by Mr. Beauclair’s spouse and 88,000 Units Mr. Beauclair owns in joint tenancy with his spouse.
(4)	Includes 102,350 Units owned directly by Mr. Bot’s Revocable Living Trust and 102,350 Units owned by Mr. Bot’s spouse’s Revocable Living Trust.
(5)	Includes 28,000 Units owned jointly with his spouse.
(6)	Included 8,000 Units owned by Matthew Hasbargen Farm LLC of which Mr. Hasbargen is President.
(7)	Includes 30,000 Units owned by Jirak Brothers Farming Partnership of which Mr. Jirak is a partner and 10,000 Units owned by Triple J. Ranch, Inc. of which Mr. Jirak is a shareholder.
(8)	Includes 13,000 Units owned by C and S Farms, Inc. of which Mr. Johnson is the President and 5,000 Units owned directly by Mr. Johnson’s Spouse.
(9)	Includes 4,000 Units as of C R Koehl & Sons, Inc. of which Mr. Koehl is a 9.09% owner.
(10)	Includes 40,000 Units held by McIntyre Farms of which Mr. Pyle is a 25% owner, 10,000 Units held by HarMar LLC of which Mr. Pyle is a 33% owner, and 7,000 Units held jointly with his spouse.
(11)	Includes 69,000 Units owned by Vipond Farms of which Mr. Vipond is a 20% owner.
(12)	Includes indirect interest in 16,667 Units owned by his spouse.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2018 and 2017 and fees, if any, for other services rendered by Widmer Roel during those periods.

	2018	2017
Audit Fees	$35,932	$37,765
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$35,932	$37,765

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2018 and 2017.

Audit-Related Fees.  No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2018 and 2017.

Tax Fees.  No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2018 and 2017.

All Other Fees.  No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2018 and 2017.

The Cooperative’s Audit Committee would pre-approve all professional services provided by Widmer Roel to the Cooperative.  The Audit Committee approved all of the services and the fees billed for such services to the Cooperative.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2018 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report.

1.Financial Statements

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2018 and 2017.

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016.

Statements of Changes in Members’ Equity for the Years Ended December 31, 2018, 2017 and 2016.

Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.

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

24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2018 and August 31, 2017 – filed herewith.

101

The following materials from this report, formatted in Extensible Business Reporting Language (XBRL), are filed herewith: (i) Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016; (iv) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (v) Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Financial Statements.

Item 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2019.

GOLDEN GROWERS COOPERATIVE

By:	/S/ Scott Stofferahn
Scott Stofferahn
Dated: March 8, 2019

Power of Attorney

Each person whose signature appears below appoints Scott Stofferahn as their true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, to perform all acts and execution of all documents which such attorney and agent may deem necessary or desirable to enable Golden Growers Cooperative to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with filing with the Commission the Annual Report on Form 10-K of Golden Growers Cooperative for the fiscal year ended December 31, 2018 and any and all amendments and exhibits thereto, and other documents in connection therewith, including specifically, but without limiting the generality of the foregoing, power and authority to sign the names of the undersigned to the Form 10-K and to any instruments and documents filed as part of or in connection with the Form 10-K or any amendments thereto; and the undersigned hereby ratify and confirm all actions taken and documents signed by said attorney and agent as provided herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of March 8, 2019.

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

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Board of Directors

Golden Growers Cooperative

West Fargo, North Dakota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Growers Cooperative (the Cooperative) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Cooperative as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Fargo, North Dakota

March 7, 2019

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

(Dollars In Thousands)

	December 31,

ASSETS	2018	2017
Current Assets:
Cash and Cash Equivalents	$2,403	$6,261
Short-Term Investments	2,758	220
Prepaid Expenses	244	218
Total Current Assets	5,405	6,699

Long-Term Investments	2,163	—
Investment in ProGold Limited Liability Company	18,481	19,773

Total Assets	$26,049	$26,472

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$1	$6
Accrued Liabilities	212	220
Total Current Liabilities	213	226

Members' Equity:
Members’ Equity	25,836	26,246
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2018 and December 31, 2017

Total Members’ Equity	25,836	26,246

Total Liabilities and Members’ Equity	$26,049	$26,472

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2018	2017	2016
OPERATIONS
Corn Revenue	$50,102	$49,890	$52,135
Corn Expense	(50,152)	(49,960)	(52,240)
Net Income from ProGold Limited Liability Company	6,924	9,785	5,375
General & Administrative Expenses	(535)	(565)	(574)

Net Income from Operations	6,339	9,150	4,696

Interest Income	82	32	8

Net Income Before Income Tax	$6,421	$9,182	$4,704

Income Tax Provision	—	—	—
Net Income	$6,421	$9,182	$4,704

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.41	$0.59	$0.30

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2018	2017	2016
COMPREHENSIVE INCOME
Net Income	$6,421	$9,182	$4,704
Pension Liability Adjustment	—	—	48

Comprehensive Income	$6,421	$9,182	$4,752

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars In Thousands)

	Accumulated
	Other		Total
	Comprehensive	Members’	Members’
	Income	Equity	Equity
BALANCE December 31, 2015	$(48)	$28,361	$28,313
Net income	—	4,704	4,704
Member distributions	—	(9,449)	(9,449)
Pension liability adjustment	48	—	48

BALANCE December 31, 2016	$—	$23,616	$23,616
Net income	—	9,182	9,182
Member distributions	—	(6,552)	(6,552)
Pension liability adjustment	—	—	—

BALANCE December 31, 2017	$—	$26,246	$26,246
Net income	—	6,421	6,421
Member distributions	—	(6,831)	(6,831)
Pension liability adjustment	—	—	—

BALANCE December 31, 2018	$—	$25,836	$25,836

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2018	2017	2016

Cash Flows from Operating Activities
Net Income	$6,421	$9,182	$4,704
Net (Income) from ProGold Limited Liability Company	(6,924)	(9,785)	(5,375)
Depreciation	0	1	2
Changes in assets and liabilities
Prepaid expenses	(26)	124	(55)
Accrued liabilities and payables	(13)	4	(29)
Net cash used in operating activities	(542)	(474)	(753)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(4,701)	(1)	1
Distribution received from ProGold LLC	8,216	10,496	10,721
Net cash Provided in Investing Activities	3,515	10,495	10,722

Cash Flows from Financing Activities
Member distributions paid	(6,831)	(6,552)	(9,449)
Net Cash Used by Financing Activities	(6,831)	(6,552)	(9,449)

Increase (Decrease) in Cash and Cash Equivalents	(3,858)	3,469	520

Cash and Cash Equivalents, Beginning of Period	6,261	2,792	2,272

Cash and Cash Equivalents, End of Period	$2,403	$6,261	$2,792

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements:

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

Significant Accounting Policies:

Investments — Effective January 1, 2018, the company adopted ASU 2016-01, Financial Instruments.  The standard did not have a significant impact on the Cooperative’s financial statements. The Cooperative’s investment securities are held to maturity and recorded at amortized cost.  The Cooperative’s investment in ProGold is recorded at historical cost plus its pro-rata share of ProGold’s net income and additional paid-in capital less distributions received from ProGold.  .  Gains and losses are determined using the specific identification method.

Cash and Cash Equivalents — The Cooperative considers all demand accounts to be cash equivalents and overnight sweep accounts.  Cash equivalents do not include money market accounts maintained by the Cooperative’s investment managers.  Cash equivalents do not include any investment with a stated maturity date, regardless of the term to maturity.

Income Taxes – Since September 1, 2009, Golden Growers Cooperative has been taxed as a limited liability company under Subchapter K of the Internal Revenue Code.  As such, the Cooperative is generally not subject to income taxes.  Instead, net income is reported by its members who will be responsible for any income taxes which may be due.  Prior to September 1, 2009, Golden Growers Cooperative was an exempt cooperative for federal income tax purposes.  As such, the cooperative was generally not subject to income taxes.  Instead, net proceeds were allocated to the Cooperative's patrons who were responsible for any income taxes which may have been due. The Cooperative’s net financial basis in its assets and liabilities exceeded its tax basis by approximately $7.1 million and $8.5 million as of December 31, 2018 and 2017, respectively.

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

Revenue Recognition  — Effective January 1, 2018, the Cooperative adopted ASU 2014-09, Revenues from Contracts with Customers. The core principle of the revenue guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Cooperative determined that the timing, pattern and amount of revenue recognized under the new standard is substantially the same as previously recognized by the Cooperative.

The Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both.  Under Method A, a member is required to physically deliver corn to the

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

cooperative and under Method B a member appoints the cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf.  The Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B.  In exchange for these services, commencing on January 1, 2018 the Cooperative paid Cargill an annual fee of $60,000, paid in quarterly installments.  The price per bushel paid to the member who elects to deliver corn using Method B is equal to the price per bushel paid by Cargill to acquire the corn as the Cooperative’s agent.  Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery.  The Cooperative pays members who deliver corn under Method A an incentive payment of $.05 per bushel while members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf.  The board has the discretion to change the incentive fee and the agency fee based on the Cooperative’s corn delivery needs.  The incentive fee and agency fee are a component of Corn Expense.

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

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  At December 31, 2018, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $3.1 million.

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

DECEMBER 31, 2018, 2017 AND 2016

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold Limited Liability Company:

	December 31,
(In Thousands)	2018	2017	2016

Current Assets	$245	$514	$125
Long-Term Assets	38,643	39,843	42,086
Total Assets	$38,888	$40,357	$42,211

Current Liabilities	$5	$5	$407
Long-Term Liabilities	1,167	—	—
Total Liabilities	1,172	5	407

Members’ Equity	37,716	40,352	41,804

Total Liabilities and Members’ Equity	$38,888	$40,357	$42,211

Rent Revenue on Operating Lease	$17,571	$22,873	$22,837
Expenses	3,440	2,905	11,866

Net Income	$14,131	$19,968	$10,971

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 2 inputs.

December 31, 2018:	Level 1	Level 2	Level 3	Total
Corporate Bonds	$—	$2,165	$—	$2,165
Money Market & CD’s	—	2,757	—	2,757
	$—	$4,922	$—	$4,922

December 31, 2017:
Money Market & CD’s	$—	$220	$—	$220

			Net Carrying	Fair
			Amount	Value
Due in 1 year or less			$-	$-
Due in 2 to 5 years			2,164	2,165
Due in 6 to 10 years			-	-
			$2,164	$2,165

The Cooperative’s investments held to maturity are as follows as of December 31, 2018 and 2017 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2018:
Corporate Bonds	$2,164	$2	$(1)	$2,165
Money Market & CD’s	2,757	—	—	2,757
	$4,921	$2	$(1)	$4,922

December 31, 2017:
Money Market & CD’s	$220	$—	$—	$220

Corporate bond maturities are as follows as of December 31, 2018 (in thousands):

	Less than 1 year	1 to 5 Years	Total
Corporate Bonds	$—	$2,164	$2,164

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

NOTE 5 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

The Cooperative had no unrecognized tax benefits on December 31, 2018 and 2017. No interest or penalties are recognized in the statements of operations or in the balance sheets.

The Cooperative recognized no income tax expense for the years ended December 31, 2018, 2017 and 2016.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan as of January 1, 2013. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.  During the year ended December 31, 2018, 2017 and 2016, the pension expenses were $4,000,  $6,000, and $12,000, respectively.

As of December 31, 2018, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

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

Substantially all of the Plan’s assets consist of Collective Investment Trusts or Mutual Funds (Fund) and are valued based on Level I or Level II inputs, as determined from the Fund’s ASC 715-30 footnote included in the Fund’s audited financial statements. The Fund’s valuation techniques include market matrix pricing and market inputs, including bench mark yields, reported trades, broker/dealer quotes and others. There has been no changes in valuation techniques and inputs in 2018, 2017 and 2016.

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2018	2017

Discount Rate	4.50%	4.50%
Expected Return on Plan Assets	5.18%	6.32%
Rate of Compensation Increase	n/a %	n/a %

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands):

Expected
Benefit
Payments

2019	$55
2020	55
2021	55
2022	55
2023	50
2024-2028	241

Total	$511

The Cooperative does not expect to contribute  to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016

Service Cost	$—	$—	$—
Interest Cost	32	33	34
Expected Return on Plan Assets	(38)	(52)	(48)
Amortization of Net (Gain) Loss	77	4	5
Net Periodic Pension Cost	$71	$(15)	$(9)

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2018 and 2017 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017

Change in Benefit Obligation
Obligation at the Beginning of the Period	$759	$772
Service Cost	—	—
Interest Cost	32	33
Actuarial (Gain) Loss	(2)	9
Benefits Paid	(55)	(55)

Obligation at the End of the Period	$734	$759

Change in Plan Assets
Fair Value at the Beginning of the Period	$837	$791
Actual Returns on Plan Assets	(20)	95
Employer Contributions	4	6
Benefits Paid	(55)	(55)

Fair Value at the End of the Period	$766	$837

Funded Status
Funded Status as of Period Ended	$31	$78

Net Amount Recognized	$—	$—

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $6,662,  $4,604 and $7,489 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $60,000 in 2018.   The contract continues until the termination of the second amended and restated facility lease agreement between ProGold and Cargill, which was effective as of January 1, 2018

On April 4, 2017, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018, relating to the lease of ProGold’s wet-milling facility to Cargill and the Cooperative’s interest in ProGold. On the same day, Cargill and American Crystal entered into an Option Agreement, effective on January 1, 2018, detailing the price, term and other conditions under which American Crystal grants to Cargill an exclusive option to purchase a 50% interest in ProGold from American Crystal during the first four years of the lease. Under the Consent Agreement, the Cooperative approves and consents to the transfer of the 50% interest in ProGold from American Crystal to Cargill in the event Cargill exercises its option.  The Cooperative also secures the right to purchase American Crystal’s remaining 1% interest in ProGold for a base price ranging from $1.7 million to $1.3  million, depending on when Cargill notifies American Crystal of its intention to exercise its option.  The Cooperative would also be required to

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that have not been paid by Cargill to ProGold through additional rent with respect to certain projects at the facility.  In the event Cargill intends to exercise its option, before exercising such option, Cargill and the Cooperative will expeditiously and in good faith work together to finalize agreements for the structure, governance and operation of ProGold according to certain operational principles and other guideline terms as provided in a Memorandum of Understanding attached to the Consent Agreement.

NOTE 8 – LINE OF CREDIT

The Cooperative established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2019.  The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank.  There is no outstanding balance as of December 31, 2018.

NOTE 9 - SUBSEQUENT EVENTS

In February of 2019, the Cooperative declared a distribution of $2,354,553, or $.152 per outstanding membership unit.

Management has reviewed subsequent events through March 7, 2019 the date to which the financial statements were available to be issued and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.