Form 10-Q
period 2019-03-31
Golden Growers Cooperative
filed 2019-05-15
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

Commission file number:  000-53957

Golden Growers Cooperative

(Exact name of registrant as specified in its charter)

Minnesota	27-1312571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1002 Main Avenue West, Suite 5

West Fargo, ND 58078

(Address of principal executive offices)

Telephone Number 701-281-0468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Membership Units	GGROU	None

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES ☐	NO ☒

As of May 15, 2019 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED BALANCE SHEETS

(In Thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,001	$2,403
Short-Term Investments	1,108	2,758
Receivables	45	244
Total Current Assets	3,154	5,405

Long-Term Investments	3,826	2,163
Investment in ProGold Limited Liability Company	18,325	18,481

Total Assets	$25,305	$26,049

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$1
Accrued Liabilities	1	212
Total Current Liabilities	1	213

Members' Equity:
Members’ Equity	25,304	25,836
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2019 and December 31, 2018

Total Members’ Equity	25,304	25,836

Total Liabilities and Members’ Equity	$25,305	$26,049

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Other Than Share and Per-Share Data)

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
OPERATIONS
Corn Revenue	$15,388	$14,340
Corn Expense	(15,402)	(14,355)
Net Income from ProGold Limited Liability Company	1,955	1,700
General & Administrative Expenses	(168)	(172)

Net Income from Operations	1,773	1,513

Interest Income	50	17

Net Income Before Income Tax	$1,823	$1,530

Income Tax Provision
Net Income	$1,823	$1,530

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.12	$0.10

	Three Months Ended
	March 31, 2019	March 31, 2018
COMPREHENSIVE INCOME
Net Income	$1,823	$1,530
Pension Liability Adjustment

Comprehensive Income	$1,823	$1,530

GOLDEN GROWERS COOPERATIVE

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

Changes in Members' Equity
Balance, Beginning of the Period	$25,836	$26,245
Net Income	1,823	1,530
Distributions to Members	(2,355)	(2,494)
Balance, End of the Period	$25,304	$25,281

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

Cash Flows from Operating Activities
Net Income	$1,823	$1,530
Net (Income) from ProGold Limited Liability Company	(1,955)	(1,700)
Depreciation	—	—
Changes in assets and liabilities
Receivables	200	196
Accrued liabilities and payables	(212)	(75)
Net Cash Used in Operating Activities	(144)	(49)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(14)	—
Distribution received from ProGold LLC	2,111	2,085
Net Cash Provided in Investing Activities	2,097	2,085

Cash Flows from Financing Activities
Member distributions paid	(2,355)	(2,494)
Net Cash Used by Financing Activities	(2,355)	(2,494)

Increase (Decrease) in Cash and Cash Equivalents	(402)	(458)

Cash and Cash Equivalents, Beginning of Period	2,403	6,261

Cash and Cash Equivalents, End of Period	$2,001	$5,803

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three-month period ended March 31, 2019 and 2018 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2019.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold LLC.  Following is summary financial information for ProGold LLC, which was derived from the monthly unaudited financial statements of ProGold LLC:

	March 31,		December 31,
(In Thousands)	2019	2018	2018

Current Assets	$220	$661	$245
Long-Term Assets	38,645	39,212	38,643
Total Assets	$38,865	$39,873	$38,888

Current Liabilities	$7	$15	$5
Long-Term Liabilities	1,458	292	1,167
Total Liabilities	1,465	307	1,172

Members’ Equity	37,400	39,566	37,716

Total Liabilities and Members’ Equity	$38,865	$39,873	$38,888

Rent Revenue on Operating Lease	$4,679	$4,139	$17,571
Expenses	689	669	3,440

Net Income	$3,990	$3,470	$14,131

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 2 inputs.

March 31, 2019:	Level 1	Level 2	Level 3	Total
Corporate Bonds	$—	$3,856	$—	$3,856
Money Market & CD’s	—	1,108	—	1,108
	$—	$4,964	$—	$4,964

December 31, 2018:
Corporate Bonds	$—	$2,164	$—	$2,164
Money Market & CD’s	—	2,758	—	2,758
	$—	$4,922	$—	$4,922

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$-	$-
Due in 2 to 5 years	3,826	3,856
Due in 6 to 10 years	-	-
	$3,826	$3,856

The Coopertive’s investments held to maturity are as follows as of March 31, 2019 and December 31, 2018:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2019:
Corporate Bonds	$3,826	$39	$(9)	$3,856
Money Market & CD’s	1,108	—	—	1,108
	$4,934	$39	$(9)	$4,964

December 31, 2018:
Corporate Bonds	$2,163	$2	$(1)	$2,164
Money Market & CD’s	2,758	—	—	2,758
	$4,921	$2	$(1)	$4,922

Corporate bond maturities are as follows as of March 31, 2018:

	Less than 1 year	1 to 5 Years	Total

Coporate Bonds	$—	$3,826	$3,826

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	March 31,	March 31,
	2019	2018
Interest Cost	$8	$9
Expected Return on Plan Assets	(14)	(13)
Amortization of Net (Gain) Loss	—	—
Net Periodic Pension Cost	$(6)	$(4)

Through the three months ended March 31, 2019, the Cooperative has made $0 in contributions as compared to $3,000 through the three months ended March 31, 2018.  The Cooperative does not anticipate making a contribution in 2019. Contributions in 2018 totaled $4,000.

NOTE 6 – CHANGE IN ACCOUNTING STANDARDS

Leases - In February 2016, the Financial Accounting Standards Board (“FASB”) issued a standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. The standard is effective for the Cooperative beginning January 1, 2019. The standard did not have a significant impact on the Cooperative’s financial statements.

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

Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC wet-milling facility. To fulfill that requirement, the Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both. Under Method A, a member is required to physically deliver corn to the Cooperative and under Method B a member appoints the Cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf. The Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B. In exchange for these services, the Cooperative pays an annual fee of $60,000, paid in quarterly installments.

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

For the three month period ended March 31, 2019 and 2018, the Cooperative recognized corn revenue of $15.4 million and $14.3 million, respectively. Disaggregated revenue for the three month period ended March 31, 2019 and 2018 is as follows: revenue from Method A deliveries totaled $5.9 million and $5.4 million, respectively, and revenue from Method B deliveries totaled $9.5 million and $8.9 million, respectively.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure – On January 1, 2018, the Cooperative adopted ASU 2016-01 related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of the standard did not have a significant impact on the Cooperative’s financial statements.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 28, 2019, the Cooperative made distributions to its members totaling $2,354,553, or $0.152 per outstanding membership unit.  On February 21, 2018, the Cooperative made distributions to its members totaling $2,493,967 or $0.161 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

The Cooperative established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2019.  The line of credit is secured by the investment management agency account for Golden Growers maintained by Bell Bank.  There is no outstanding balance as of March 31, 2019 or December 31, 2018.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the March 31, 2019 financial statements and concluded that no subsequent events have occurred that would require recognition in the March 31, 2019 financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2018.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated.  See the discussion of risk factors in Item 1A, Risk Factors, included in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,542 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”), which uses the facility to process corn into high fructose corn syrup.  The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing.  Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

For the 2019 fiscal year, members elected to deliver 27% of their corn by Method A and members elected to deliver 73% of their corn by Method B.  This election will result in 27% of the Cooperative’s income and/or losses and 27% of any cash distributions being allocated to the Method A pool in fiscal year 2019, which reflects the actual percentage of corn members elected to deliver using Method A and does not result in reallocation to meet the 25% requirement set forth in the Cooperative’s Bylaws.

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

For the three months ended March 31, 2019, the Cooperative sold approximately 4.6 million bushels of corn, compared to approximately 4.5 million bushels of corn sold during the three months ended March 31, 2018.

For the three months ended March 31, 2019 and 2018, the Cooperative recognized corn revenue of $15,388,000 and $14,340,000, an increase of 7% for the first quarter due to an increase in the price per bushel of corn sold in 2019 compared to 2018.

Expenses. The Cooperative recognized corn expense of $15,402,000 and $14,355,000 for the three months ended March 31, 2019 and 2018, an increase of 7% for the first quarter due primarily to an increase in the price per bushel of corn purchased in 2019 compared to 2018. For the three months ended March 31, 2019 and 2018, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1,743,000 and 1,696,000 bushels of corn using Method A and 2,827,000 and 2,821,000 bushels of corn using Method B.

The Cooperative recognized expense of $15,000 for the three months ended March 31, 2019 and 2018 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three months ended March 31, 2019 and 2018 of $1,955,000 and $1,700,000, an increase of 15% for the first quarter due primarily to an increase in ProGold LLC lease revenue in 2019 compared to 2018.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three months ended March 31, 2019 was $168,000, compared to $172,000 during the same periods in 2018. The decrease in administrative expenses is primarily due to the timing of expenses.

Interest Income. Interest income for the three months ended March 31, 2019 was $50,000 compared to $17,000 during the same period in 2018.  The increase is primarily due to larger interest-earning investments.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2019 was $3,152,000 compared to $5,894,000 at March 31, 2018. The decreased working capital in the first quarter of 2019 as compared to the same period in 2018 was a result of a decision to invest a portion of cash reserves into long term bonds.  The Cooperative received cash distributions from ProGold LLC totaling $2,111,000 for the three-month period ended March 31, 2019 compared $2,085,000 for the three-month period ended March 31, 2018.

In fiscal 2018, the Cooperative invested a portion of its cash reserves in bonds.  To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate that terminates on October 16, 2019.  The line of credit is secured by the investment management agency account for Golden Growers maintained by Bell Bank.  There was no outstanding balance as of March 31, 2019 or December 31, 2018.

The Cooperative had no long-term debt as of March 31, 2019 and March 31, 2018 and used operating cash flows of $144,000 for the three-month period ended March 31, 2019 compared to $49,000 for the three-month period ended March 31, 2018. The decrease in operating cash flows for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018 is primarily due to a change in timing of payments.

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

As indicated in Note 6 to the Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, the Cooperative adopted ASU 2014-09, Revenues from Contracts with Customers and ASU 2016-01 regarding financial instruments beginning January 1, 2018.

The remainder of the Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Financial Statements in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2018.  There have been no other significant changes in the Cooperative’s significant accounting policies or critical accounting estimates since December 31, 2018.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Cooperative is not required to provide disclosure pursuant to this item.

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2019.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Cooperative’s internal controls over financial reporting that occurred during the Cooperative’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Cooperative’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As a smaller reporting company, the Cooperative is not required to provide disclosure pursuant to this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description

3.2

Second Amended and Restated Bylaws of Golden Growers Cooperative dated March 28, 2019 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K (File No. 19722840) filed April 2, 2019.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: May 15, 2019	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer