Form 10-Q
period 2019-06-30
Golden Growers Cooperative
filed 2019-08-09
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of August 8, 2019 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED BALANCE SHEETS

(In Thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,739	$2,403
Short-Term Investments	836	2,758
Other Current Assets	55	244
Total Current Assets	2,630	5,405

Long-Term Investments	4,128	2,163
Investment in ProGold Limited Liability Company	18,612	18,481

Total Assets	$25,370	$26,049

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$1
Accrued Liabilities	4	212
Total Current Liabilities	4	213

Members' Equity:
Members’ Equity	25,366	25,836
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2019 and December 31, 2018

Total Members’ Equity	25,366	25,836

Total Liabilities and Members’ Equity	$25,370	$26,049

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Other Than Share and Per-Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
OPERATIONS
Corn Revenue	$14,956	$13,379	$30,344	$27,719
Corn Expense	(14,971)	(13,394)	(30,373)	(27,749)
Net Income from ProGold Limited Liability Company	2,357	1,912	4,312	3,612
General & Administrative Expenses	(147)	(118)	(315)	(291)

Net Income from Operations	2,195	1,779	3,968	3,291

Other Income	36	19	86	36

Net Income Before Income Tax	$2,231	$1,798	$4,054	$3,327

Net Income	$2,231	$1,798	$4,054	$3,327

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.14	$0.12	$0.26	$0.21

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
COMPREHENSIVE INCOME
Net Income	$2,231	$1,798	$4,054	$3,327

Comprehensive Income	$2,231	$1,798	$4,054	$3,327

GOLDEN GROWERS COOPERATIVE

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Changes in Members' Equity
Balance, Beginning of the Period	$25,304	$25,281	$25,836	$26,246
Net Income	2,231	1,798	4,054	3,327
Distributions to Members	(2,169)	(2,169)	(4,524)	(4,663)
Balance, End of the Period	$25,366	$24,910	$25,366	$24,910

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018

Cash Flows from Operating Activities
Net Income	$4,054	$3,327
Net (Income) from ProGold Limited Liability Company	(4,312)	(3,612)
Realized Gain - Investments	(2)	—
Changes in assets and liabilities
Other Current Assets	189	200
Accrued liabilities and payables	(208)	(226)
Net Cash Used in Operating Activities	(279)	(311)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(42)	—
Distribution received from ProGold LLC	4,181	4,182
NetCash Provided in Investing Activities	4,139	4,182

Cash Flows from Financing Activities
Member distributions paid	(4,524)	(4,663)
Net Cash Used by Financing Activities	(4,524)	(4,663)

Increase (Decrease) in Cash and Cash Equivalents	(664)	(792)

Cash and Cash Equivalents, Beginning of Period	2,403	6,261

Cash and Cash Equivalents, End of Period	$1,739	$5,469

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three and six-month periods ended June 30, 2019 and 2018 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2019.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold LLC.  Following is summary financial information for ProGold LLC, which was derived from the interim June 30 and year end December 31 financial statements of ProGold LLC:

	June 30,		December 31,
(In Thousands)	2019	2018	2018

Current Assets	$276	$583	$245
Long-Term Assets	39,463	39,192	38,643
Total Assets	$39,739	$39,775	$38,888

Current Liabilities	$6	$1	$5
Long-Term Liabilities	1,750	583	1,167
Total Liabilities	1,756	584	1,172

Members’ Equity	37,983	39,191	37,716

Total Liabilities and Members’ Equity	$39,739	$39,775	$38,888

Rent Revenue on Operating Lease	$10,230	$8,787	$17,571
Expenses	1,431	1,417	3,440

Net Income	$8,799	$7,370	$14,131

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 2 inputs.

June 30, 2019:	Level 1	Level 2	Level 3	Total
US Treasury Note	$—	$50	$—	$50
Corporate Bonds	—	4,141	—	4,141
Money Market & CD’s	—	836	—	836
	$—	$5,027	$—	$5,027

December 31, 2018:
Corporate Bonds	$—	$2,164	$—	$2,164
Money Market & CD’s	—	2,758	—	2,758
	$—	$4,922	$—	$4,922

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$803	$803
Due in 2 to 5 years	3,325	3,388
Due in 6 to 10 years	-	-
	$4,128	$4,191

The Coopertive’s investments held to maturity are as follows as of June 30, 2019 and December 31, 2018:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2019:
US Treasury Note	$49	$1	$—	$50
Corporate Bonds	4,079	62	—	4,141
Money Market & CD’s	836	—	—	836
	$4,964	$63	$—	$5,027

December 31, 2018:
Corporate Bonds	$2,163	$2	$(1)	$2,164
Money Market & CD’s	2,758	—	—	2,758
	$4,921	$2	$(1)	$4,922

Maturities are as follows as of June 30, 2019:

	Less than 1 year	1 to 5 Years	Total

Coporate Bonds	$754	$3,325	$4,079
US Treasury Note	49	—	49
	$803	$3,325	$4,128

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the three months ended June 30, 2019 and June 30, 2018 (in thousands):

	June 30,	June 30,
	2019	2018
Interest Cost	$16	$17
Expected Return on Plan Assets	(19)	(26)
Amortization of Net (Gain) Loss	38	—
Net Periodic Pension Cost	$35	$(9)

Through the six months ended June 30, 2019, the Cooperative has made $0 in contributions as compared to $4,000 through the six months ended June 30, 2018.  The Cooperative does not anticipate making a contribution in 2019. Contributions in 2018 totaled $4,000.

NOTE 6 – CHANGE IN ACCOUNTING STANDARDS

Leases - In February 2016, the Financial Accounting Standards Board (“FASB”) issued a standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. The standard was effective for the Cooperative beginning January 1, 2019. The standard did not have a significant impact on the Cooperative’s financial statements.

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

For the three month periods ended June 30, 2019 and 2018, the Cooperative recognized corn revenue of $15.0 million and $13.4 million, respectively. For the six month periods ended June 30, 2019 and 2018, the Cooperative recognized corn revenue of $30.3 million and $27.7 million, respectively. Disaggregated revenue for the three month periods ended June 30, 2019 and 2018 is as follows: revenue from Method A deliveries totaled $4.8 million and $3.8 million respectively; revenue from Method B deliveries totaled $10.1 million and $9.6 million, respectively. Disaggregated revenue for the six month periods ended June 30, 2019 and 2018 is as follows: revenue from Method A deliveries totaled $10.7 million and $9.2 million respectively; revenue from Method B deliveries totaled $19.6 million and $18.5 million, respectively.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure – On January 1, 2018, the Cooperative adopted ASU 2016-01 related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of the standard did not have a significant impact on the Cooperative’s financial statements.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 28, 2019, the Cooperative made distributions to its members totaling $2,354,553, or $0.152 per outstanding membership unit.  On June 18, 2019, the Cooperative made distributions to its members totaling $2,168,667 or $0.14 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

The Cooperative established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2019.  The line of credit is secured by the investment management agency account for Golden Growers maintained by Bell Bank.  There is no outstanding balance as of June 30, 2019 or December 31, 2018.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2019 financial statements and concluded that no subsequent events have occurred that would require recognition in the June 30, 2019 financial statements.

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

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,539 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”), which uses the facility to process corn into high fructose corn syrup.  The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing.  Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

For the three and six-month periods ended June 30, 2019, the Cooperative sold approximately 4.2 and 8.8 million bushels of corn compared to approximately 3.9 and 8.4 million bushels of corn sold during the three and six-month periods ended June 30, 2018. For the three and six-month periods ended June 30, 2019, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1.4 and 3.1 million bushels of corn using Method A and 2.8 and 5.7 million bushels of corn using Method B. In the same respective periods in 2018, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1.1 and 2.8 million bushels of corn using Method A and 2.8 and 5.6 million bushels of corn using Method B.

For the three and six-month periods ended June 30, 2019, the Cooperative recognized corn revenue of $14,956,000 and $30,344,000 compared to $13,379,000 and $27,719,000, during the same respective periods in 2018, an increase of 12% for the second quarter and an increase of 9% year to date due primarily to an increase in bushels delivered in the second quarter and an increase in the price per bushel of corn sold year to date in 2019 compared to 2018.

Expenses. The Cooperative recognized corn expense of $14,971,000 and $30,373,000 for the three and six-month periods ended June 30, 2019 compared to $13,394,000 and $27,749,000 during the same respective periods in 2018, an increase of 12% for the second quarter, and an increase of 9% year to date due primarily to an increase in bushels delivered and an increase in the price per bushel of corn purchased in 2019 compared to 2018.

The Cooperative recognized expense of $15,000 and $30,000 for the three and six-month periods ended June 30, 2019 compared to $15,000 and $30,000 during the same respective periods in 2018 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and six-month periods ended June 30, 2019 of $2,357,000 and $4,312,000 compared to $1,912,000 and $3,612,000 during the same respective periods in 2018, an increase of 23% for the second quarter and an increase of 19% year to date due primarily to a reduction in ProGold LLC’s depreciation expenses in 2019 compared to 2018 that resulted in larger disbursements to ProGold’s members.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and six-month periods ended June 30, 2019 were $147,000 and $315,000 compared to $118,000 and $291,000  during the same respective periods in 2018. The increase in administrative expenses for the six month period ended June 30, 2019 compared to the six month period ended June 30, 2018 is primarily due to the timing of expenses and increased bank charges and consulting expense.

Other Income. Interest income for the three and six-month periods ended June 30, 2019 was $34,000 and $84,000 compared to $19,000 and $36,000 during the same respective periods in 2018.  The increase is primarily due to larger interest-earning investments.  Realized gain on investments for the three and six month periods ended June 30, 2019 was $2,000 and $2,000 compared to $0 and $0 during the same respective periods in 2018.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2019 was $2,626,000 compared to $5,706,000 at June 30, 2018. The decreased working capital at the end of the second quarter of 2019 as compared to the same period in 2018 was a result of a decision to invest a portion of cash reserves into long term bonds. The Cooperative received cash distributions from ProGold LLC totaling $4,181,000 for the six-month period ended June 30, 2019 compared $4,182,000 for the six-month period ended June 30, 2018.

In October 2018, the Cooperative invested a portion of its cash reserves in bonds.  To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate that terminates on October 16, 2019.  The line of credit is secured by the investment management agency account for Golden Growers maintained by Bell Bank.  There was no outstanding balance as of June 30, 2019 or December 31, 2018.

The Cooperative had no long-term debt as of June 30, 2019 and June 30, 2018 and used operating cash flows of $279,000 for the six-month period ended June 30, 2019 compared to $311,000 for the six-month period ended June 30, 2018.  The increase in operating cash flows for the six month period ended June 30, 2019 compared to the six month period ended June 30, 2018 is primarily due to a change in timing of payments.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2019.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: August 9, 2019	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer