Form 10-Q
period 2019-09-30
Golden Growers Cooperative
filed 2019-11-08
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED BALANCE SHEETS

(In Thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,508	$2,403
Short-Term Investments	489	2,758
Other Current Assets	58	244
Total Current Assets	4,055	5,405

Long-Term Investments	4,505	2,163
Investment in ProGold Limited Liability Company	18,359	18,481

Total Assets	$26,919	$26,049

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$2	$1
Accrued Liabilities	2,169	212
Total Current Liabilities	2,171	213

Members' Equity:
Members’ Equity	24,748	25,836
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2019 and December 31, 2018

Total Members’ Equity	24,748	25,836

Total Liabilities and Members’ Equity	$26,919	$26,049

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Other Than Share and Per-Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
OPERATIONS
Corn Revenue	$12,081	$10,956	$42,425	$38,675
Corn Expense	(12,097)	(10,971)	(42,470)	(38,720)
Net Income from ProGold Limited Liability Company	1,642	1,474	5,954	5,086
General & Administrative Expenses	(122)	(117)	(437)	(407)

Net Income from Operations	1,504	1,342	5,472	4,634

Other Income	46	19	132	55

Net Income Before Income Tax	$1,550	$1,361	$5,604	$4,689

Net Income	$1,550	$1,361	$5,604	$4,689

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.10	$0.09	$0.36	$0.30

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
COMPREHENSIVE INCOME
Net Income	$1,550	$1,361	$5,604	$4,689

Comprehensive Income	$1,550	$1,361	$5,604	$4,689

GOLDEN GROWERS COOPERATIVE

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Changes in Members' Equity
Balance, Beginning of the Period	$25,366	$24,910	$25,836	$26,246
Net Income	1,550	1,361	5,604	4,689
Distributions to Members	(2,168)	(2,167)	(6,692)	(6,831)
Balance, End of the Period	$24,748	$24,104	$24,748	$24,104

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018

Cash Flows from Operating Activities
Net Income	$5,604	$4,689
Net (Income) from ProGold Limited Liability Company	(5,954)	(5,086)
Changes in assets and liabilities
Other Current Assets	186	206
Accrued liabilities and payables	(211)	(225)
Net Cash Used in Operating Activities	(375)	(416)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(72)	—
Distribution received from ProGold LLC	6,076	6,193

Net Cash Provided in Investing Activities	6,004	6,193

Cash Flows from Financing Activities
Member distributions paid	(4,524)	(4,663)
Net Cash Used by Financing Activities	(4,524)	(4,663)

Increase (Decrease) in Cash and Cash Equivalents	1,105	1,114

Cash and Cash Equivalents, Beginning of Period	2,403	6,261

Cash and Cash Equivalents, End of Period	$3,508	$7,375

Non-Cash Financing Activity
Accrued Distributions Payable to Members	$2,169	$2,169

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three and nine-month periods ended September 30, 2019 and 2018 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2019.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold LLC.  Following is summary financial information for ProGold LLC, which was derived from the interim September 30 and year end December 31 financial statements of ProGold LLC:

	September 30,		December 31,
(In Thousands)	2019	2018	2018

Current Assets	$248	$564	$245
Long-Term Assets	39,316	38,889	38,643
Total Assets	$39,564	$39,453	$38,888

Current Liabilities	$54	$485	$5
Long-Term Liabilities	2,042	875	1,167
Total Liabilities	2,096	1,360	1,172

Members’ Equity	37,468	38,093	37,716

Total Liabilities and Members’ Equity	$39,564	$39,453	$38,888

Rent Revenue on Operating Lease	$14,768	$13,153	$17,571
Expenses	2,617	2,773	3,440

Net Income	$12,151	$10,380	$14,131

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 2 inputs.

September 30, 2019:	Level 1	Level 2	Level 3	Total
US Treasury Note	$—	$250	$—	$250
Corporate Bonds	—	4,340	—	4,340
Money Market & CD’s	—	489	—	489
	$—	$5,079	$—	$5,079

December 31, 2018:
Corporate Bonds	$—	$2,164	$—	$2,164
Money Market & CD’s	—	2,758	—	2,758
	$—	$4,922	$—	$4,922

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$1,052	$1,054
Due in 2 to 5 years	3,453	3,536
Due in 6 to 10 years	-	-
	$4,505	$4,590

The Coopertive’s investments held to maturity are as follows as of September 30, 2019 and December 31, 2018:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2019:
US Treasury Note	$249	$1	$—	$250
Corporate Bonds	4,256	84	—	4,340
Money Market & CD’s	489	—	—	489
	$4,994	$85	$—	$5,079

December 31, 2018:
Corporate Bonds	$2,163	$2	$(1)	$2,164
Money Market & CD’s	2,758	—	—	2,758
	$4,921	$2	$(1)	$4,922

Maturities are as follows as of September 30, 2019:

	Less than 1 year	1 to 5 Years	Total

Coporate Bonds	$803	3,453	$4,256
US Treasury Note	249	—	249
	$1,052	$3,453	$4,505

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	September 30,	September 30,
	2019	2018
Interest Cost	$24	$26
Expected Return on Plan Assets	(29)	(39)
Amortization of Net (Gain) Loss	58	—
Net Periodic Pension Cost	$53	$(13)

Through the nine months ended September 30, 2019, the Cooperative has made $0 in contributions as compared to $4,000 through the nine months ended September 30, 2018.  The Cooperative does not anticipate making a contribution in 2019. Contributions in 2018 totaled $4,000.

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

For the three month periods ended September 30, 2019 and 2018, the Cooperative recognized corn revenue of $12.1 million and $11.0 million, respectively. For the nine month periods ended September 30, 2019 and 2018, the Cooperative recognized corn revenue of $42.4 million and $38.7 million, respectively. Disaggregated revenue for the three month periods ended September 30, 2019 and 2018 is as follows: revenue from Method A deliveries totaled $1.4 million and $2.2 million respectively; revenue from Method B deliveries totaled $10.7 million and $8.8 million, respectively. Disaggregated revenue for the nine month periods ended September 30, 2019 and 2018 is as follows: revenue from Method A deliveries totaled $12.2 million and $11.3 million respectively; revenue from Method B deliveries totaled $30.2 million and $27.4 million, respectively.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure – On January 1, 2018, the Cooperative adopted ASU 2016-01 related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of the standard did not have a significant impact on the Cooperative’s financial statements.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 28, 2019, the Cooperative made distributions to its members totaling $2,354,553, or $0.152 per outstanding membership unit.  On June 18, 2019, the Cooperative made distributions to its members totaling $2,168,667 or $0.14 per outstanding membership unit.  At its September meeting, the Cooperative’s Board of Directors authorized a distribution to its members totaling $2,168,667, or $0.14 per outstanding membership unit, to be paid in October 2019.   On October 10, 2019 the Cooperative made the distribution to its members.

NOTE 8 – LINE OF CREDIT

The Cooperative established a $2,000,000 line of credit with a variable interest rate based on the prime rate that  was scheduled to terminate on October 16, 2019.  This line of credit has been extended to October 16, 2020.  The line of credit is secured by the investment management agency account for Golden Growers maintained by Bell Bank.  There is no outstanding balance as of September 30, 2019 or December 31, 2018.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2019 financial statements and concluded that no subsequent events have occurred that would require recognition in the September 30, 2019 financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form 10-K for the fiscal year ended December 31, 2018.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”,

“believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated in the forward-looking statements for many reasons, including events beyond the Cooperative’s control and assumptions that prove to be inaccurate or unfounded.    The Cooperative’s actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of the Cooperative’s minority ownership interest in ProGold; (ii) fluctuations in the market price per bushel of corn; and (iii) other factors described from time to time in our Securities and Exchange Commission filings. The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

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

For the three and nine-month periods ended September 30, 2019, the Cooperative sold approximately 3.2 and 12.0 million bushels of corn compared to approximately 3.5 and 11.9 million bushels of corn sold during the three and nine-month periods ended September 30, 2018. For the three and nine-month periods ended September 30, 2019, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 0.4 and 3.5 million bushels of corn using Method A and 2.8 and 8.5 million bushels of corn using Method B. In the same respective periods in 2018, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 0.7 and 3.5 million bushels of corn using Method A and 2.8 and 8.4 million bushels of corn using Method B.

For the three and nine-month periods ended September 30, 2019, the Cooperative recognized corn revenue of $12,081,000 and $42,425,000 compared to $10,956,000 and $38,675,000, during the same respective periods in 2018, an increase of 10% for the third quarter and an increase of 10% year to date due primarily to an increase in the price per bushel of corn sold year to date in 2019 compared to 2018.

Expenses. The Cooperative recognized corn expense of $12,097,000 and $42,470,000 for the three and nine-month periods ended September 30, 2019 compared to $10,971,000 and $38,720,000 during the same respective periods in 2018, an increase of 10% for the third quarter, and an increase of 10% year to date due primarily to an increase in the price per bushel of corn purchased in 2019 compared to 2018.

The Cooperative recognized expense of $15,000 and $45,000 for the three and nine-month periods ended September 30, 2019 compared to $15,000 and $45,000 during the same respective periods in 2018 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and nine-month periods ended September 30, 2019 of $1,642,000 and $5,954,000 compared to $1,474,000 and $5,086,000 during the same respective periods in 2018, an increase of 11% for the third quarter and an increase of 16% year to date due primarily to a reduction in ProGold LLC’s maintenance expenses in 2019 compared to 2018.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and nine-month periods ended September 30, 2019 were $122,000 and $437,000 compared to $117,000 and $407,000  during the same respective periods in 2018. The increase in administrative expenses for the nine month period ended September 30, 2019 compared to the nine month period ended September 30, 2018 is primarily due to the timing of expenses and increased bank charges and consulting expense.

Other Income. Interest income for the three and nine-month periods ended September 30, 2019 was $46,000 and $132,000 compared to $19,000 and $55,000 during the same respective periods in 2018.  The increase is primarily due to larger interest-earning investments.  Realized gain on investments for the three and nine month periods ended September 30, 2019 was $7,000 and $9,000 compared to $0 and $0 during the same respective periods in 2018.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2019 was $1,884,000 compared to $5,438,000 at September 30, 2018. The decreased working capital at the end of the third quarter of 2019 as compared to the same period in 2018 was a result of a decision to invest a portion of cash reserves into long term bonds. The Cooperative received cash distributions from ProGold LLC totaling $6,076,000 for the nine-month period ended September 30, 2019 compared $6,193,000 for the nine-month period ended September 30, 2018.

In October 2018, the Cooperative invested a portion of its cash reserves in bonds.  To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate that terminates on October 16, 2020.  The line of credit is secured by the investment management agency account for Golden Growers maintained by Bell Bank.  There was no outstanding balance as of September 30, 2019 or December 31, 2018.

The Cooperative had no long-term debt as of September 30, 2019 and September 30, 2018 and used operating cash flows of $375,000 for the nine-month period ended September 30, 2019 compared to $416,000 for the nine-month period ended September 30, 2018.  The decrease in operating cash flows for the nine month period ended September 30, 2019 compared to the nine month period ended September 30, 2018 is primarily due to a change in timing of payments.

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

As indicated in Note 6 to the Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, the Cooperative adopted ASU 2014-09, Revenues from Contracts with Customers and ASU 2016-01 regarding financial instruments beginning January 1, 2018, and adopted ASU 2016-02 regarding accounting for leases beginning January 1, 2019.

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

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2019.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2019 and August 31, 2018 – filed herewith.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 8, 2019	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer