Form 10-K
period 2019-12-31
Golden Growers Cooperative
filed 2020-03-06
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

As of March 5, 2020, the registrant had 15,490,480 Units issued and outstanding.  There is no established public market for the registrant’s Units.  Although there is a limited, private market for the registrant’s Units, the registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the registrant’s Units held by non-affiliates.

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

PART I

Item 1.  BUSINESS

GENERAL

Golden Growers Cooperative is a value-added agricultural cooperative association owned by  1,531  members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing into a value-added product.  The Cooperative was originally formed in 1994 as a North Dakota agricultural cooperative.  On September 1, 2009, by way of a series of mergers, the Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B.  A Minnesota cooperative association formed under Minnesota Statutes 308B operates as a cooperative for state law purposes, but is taxed as a partnership under Subchapter K of the Internal Revenue Code for tax purposes.

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

Since November 1997, ProGold has leased its corn wet-milling facility to Cargill.  Throughout the term of the lease between Cargill and ProGold, our members, on the Cooperative’s behalf, have delivered corn to the facility for processing into high fructose corn syrup and related co-products.  It is our ownership interest in ProGold that creates a value-added relationship between our growers and the facility.  Notwithstanding this cooperative arrangement, Cargill is an integral part of our financial success.  Separate from the lease, Cargill also provides the Cooperative services that allow us to facilitate corn delivery at little or no expense.  In addition, the lease payments Cargill makes to ProGold that are in turn distributed to the Cooperative provide us with the cash to make distributions to our members. Under the terms of the Second Amended and Restated Facility Lease, Cargill paid ProGold an annual lease payment of $17 million in 2019 and will pay annul lease payments of $16 million in 2020, $15.5 million in 2021 and 2022, and $14 million if the lease is extended through 2023.  In turn, ProGold has agreed to pay at least $750,000 annually throughout the term of the lease for infrastructure maintenance and may also be required to pay additional sums in order to make certain capital improvements.  The payments will reduce any income available for ProGold’s members at the time of such expenses.  The Cooperative and American Crystal would experience any such reduction in ProGold’s income proportionately based on their percentage ownership of ProGold.

Any person residing in the United States can own Units in the Cooperative as long as that person delivers or provides for the delivery of corn for processing at the ProGold facility.  Ownership of our Units requires our members to deliver corn to the Cooperative in proportion to the number of Units each member holds.  Currently 15,490,480 Units are issued and outstanding.  The Cooperative’s income and losses are allocated to our members based on the volume of corn a member delivers or has delivered.  Subject to certain limitations, as long as a member patronizes the Cooperative by delivering corn equal to the number of Units held by the member, the member will be allocated a corresponding portion of our income (or loss).  In this way, we operate on a cooperative basis.

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

Annually, we notify Cargill of the number of bushels of Method A corn to be delivered by each member who has elected to deliver corn by Method A.  Once we provide notification to Cargill of the number of bushels of corn, Cargill then confirms the amount of corn with each member and notifies that member with respect to quality specifications, allowances, deductions and premiums to be applicable to that corn.  The member with a Method A corn commitment then directly contracts with Cargill for corn delivered by Method A.  At the end of each month Cargill reports the number of Method A Bushels delivered and the average daily price paid for corn that Cargill purchased from Members on the Cooperative’s behalf. The product of the number of bushels delivered multiplied by the average monthly market price is reported as Method A corn expense.  In the event a member who has elected to deliver corn by Method A delivers to Cargill more than its delivery commitment, any corn delivered in excess of that commitment is handled as a direct sale of corn to Cargill. In the event a member who has elected to deliver corn by Method A delivers to Cargill less than its committed amount of corn, the quantity of the shortfall is then purchased and delivered by Cargill on our behalf.  The purchase price shall be equal to the average price reported for Method A corn for the final month of the year.  In addition, the Method A member with a shortfall will be charged a purchased corn fee and agency fee determined by the Board of Directors.

Cargill then purchases the remainder of the corn to be delivered by us on behalf of our Method B delivering members at such time and in such quantities as it deems appropriate and in the best interest of us and Cargill.  The Cooperative shall notify Cargill of the number of Method B bushels to be purchased during the quarter.  Cargill will certify to the Cooperative that it has purchased the necessary Method B bushels.  The price paid will be the weighted average price for Method A corn during the quarter multiplied by the number of Method B bushels. Method B corn revenue will be determined to be equal to the price paid.

Our members can change their delivery method annually, so the mix of members delivering by Method A or Method B changes each year.

In exchange for the services set forth above with respect to handling our member’s delivery of corn to the wet-milling facility, we paid Cargill an annual fee of $60,000 in 2019. This fee was paid in quarterly installments.  In addition, we also pay Cargill a per-bushel fee if a Method A member fails to deliver corn.  This amount is in addition to any reimbursement required by us to Cargill for a Method A member’s failure to deliver.

All of our agreements with Cargill terminate at the expiration of the lease between Cargill and ProGold.  We cannot predict if we will be able to continue on the same contract or economic terms with Cargill after December 31, 2022 if the lease is not extended or renewed.

Our Second Amended and Restated Bylaws (“Bylaws”) establish a Method A delivery pool and a Method B delivery pool.  Generally, our income and/or losses are allocated annually based on the percentage of bushels of corn our members elect to deliver using either Method A or Method B.  Regardless of the actual percentage allocation between our members who deliver bushels of corn using Method A or Method B, our Bylaws require us to annually allocate at least 25% of our income and/or losses to the Method A pool.  The amount of our income and/or losses actually allocated to the Method A pool is a percentage equal to the greater of 25% or the actual percentage of bushels of corn delivered by our members using Method A.

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

For the 2018 and 2019 fiscal years, our members elected to and delivered 27.7% and 27.0%, respectively, of the bushels of corn by Method A and 72.3% and 73.0%, respectively, of the bushels of corn by Method B.  This resulted in 27.7% and 27.0% of our income and/or losses and 27.7% and 27.0% of any cash distributions being allocated to the Method A pool, respectively, in fiscal years 2018 and 2019. This reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

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

Employees

As of December 31, 2019, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer.

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

Not applicable.

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

Holders

As of the date hereof, there are 1,531 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains.  Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members.  The Cooperative may make cash distributions at such time and in such amounts as determined from time to time by our Board of Directors in its sole discretion; provided that we must annually, on or before March 1 of each year, make a cash distribution to our then current members equal to at least thirty percent (30%) of the income allocated to members for the prior year.  Any such cash distributions shall be made in a uniform and equitable basis among the members within a particular allocation pool on the basis of patronage.  Such cash distributions will be reduced by any tax withholding payments that are made on the member’s behalf.  For the fiscal year ended December 31, 2018, the Cooperative made aggregate cash distributions to members of $6,831,000.  For the fiscal year ended December 31, 2019, the Cooperative made aggregate cash distributions to members of $6,692,000. For more information regarding factors considered by the Board of Directors in determining the amount of cash distributions, see the section entitled “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance under Equity Compensation Plans

The Cooperative currently has no equity compensation plan.

Purchases of Equity Securities by Golden Growers Cooperative

None.

Recent Sales of Unregistered Securities

None.

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

The Cooperative sold approximately 15.5 million bushels of corn on behalf of its members in each of fiscal 2018 and 2019.  The Cooperative recognized corn revenue of $54,296,000 in fiscal 2019 as compared to $50,102,000 in fiscal 2018, an increase of 8.4% due primarily to an increase in the price of corn sold.  The Cooperative recognized corn expense of $54,336,000 in fiscal 2019 and $50,152,000 in fiscal 2018, an increase of 8.3% due primarily to an increase in the price of corn purchased.

In fiscal 2019, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,183,000 bushels of corn using Method A and 11,308,000 bushels of corn using Method B, resulting in incentive fee expense of $209,000 and agency fee income of $226,000 for this period. In fiscal 2018, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,285,000 bushels of corn using Method A and 11,206,000 bushels of corn using Method B, resulting in incentive fee expense of $214,000 and agency fee income of $224,000 for this period.  In each of fiscal 2019 and 2018, the Cooperative recognized expense of $60,000 for Cargill’s services as our agent in connection with the Cooperative’s corn marketing operation.

The Cooperative derived income from ProGold for the fiscal year ended December 31, 2019, of $7,659,000, an increase of $735,000 or 10.6% as compared to $6,924,000 for the period ended December 31, 2018. The increase in income received from ProGold was due primarily to an increase in ProGold rent revenue in 2019 compared to 2018 related to certain Capital Expenditures Agreements between Cargill and ProGold entered into during fiscal 2019, which are further described in ProGold’s Audited Financial Statements, attached hereto at Exhibit 99.1.

General and Administrative Expenses

The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our Board of Directors.  The general and administrative expenses for fiscal 2019 were $565,000, an increase of $30,000 or 6% as compared to fiscal 2018.  The increase was due primarily to increased financial service and consulting costs.

Other Income

Interest income for the fiscal year ended December 31, 2019, was $181,000 compared to $82,000 for the fiscal year ended December 31, 2018. The increase was due primarily to increased long term investment income.  Realized gain on investments for the fiscal year ended December 31, 2019, was $9,000 as compared to $0 for the same respective period in 2018.

Liquidity and Capital Resources

The Cooperative’s working capital was $5,100,000 at December 31, 2019 and $5,192,000 at December 31, 2018.  The decreased working capital in 2019 as compared to 2018 was a result of decreased short-term investments during 2019 as compared to 2018 related to a CD that matured and was re-invested into bonds with a longer term.

The Cooperative received cash distributions from ProGold totaling $8,081,000 in fiscal 2019 and $8,216,000 in fiscal 2018. The decrease was primarily related to increased ProGold capital expenditures in 2019 compared to 2018. The Cooperative paid cash distributions to its members totaling $6,692,000 in fiscal 2019 and $6,831,000 in fiscal 2018.

In fiscal 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2020.  The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank.  There was no outstanding balance as of December 31, 2019.

The Cooperative had no long-term debt as of December 31, 2019 and December 31, 2018.

The Cooperative used operating cash flows of $458,000 for the fiscal year ended December 31, 2019 and $542,000 for the fiscal year ended December 31, 2018. The decreased use of operating cash flows is primarily due to increased earnings.

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

Recent Accounting Pronouncements

Effective January 1, 2019, the Cooperative adopted ASU 2016-02, Leases.  The standard increases transparency and comparability among organizations by requiring the recognition of right-to-use (“ROU”) assets and lease liabilities on the balance sheet.  The standard did not significantly impact on the Cooperative’s financial statements.

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

Effective January 1, 2018, the Cooperative adopted ASU 2016-01, Financial Instruments.  The standard did not have a significant impact on the Cooperative’s financial statements.  The Cooperative’s investment securities are held to maturity and recorded at amortized cost.  The Cooperative’s investment in ProGold is recorded at historical cost plus its pro-rata share of ProGold’s net income and additional paid-in capital less distributions received from ProGold.  Unrealized gains or losses are recorded in accumulated other comprehensive income within members’ equity.  Gains and losses are determined using the specific identification method.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Cooperative’s financial statements for the fiscal years ended December 31, 2018 and 2019 have been audited to the extent indicated in this report by Widmer Roel PC, an independent registered public accounting firm.  The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2019, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019 based on these criteria.

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

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Cooperative’s Board of Directors has historically consisted of fifteen directors, comprised of three directors from each of five geographic districts. Except as further described herein, directors are elected to serve three-year terms.  A director cannot serve more than four consecutive full three-year terms on the Board.

On March 28, 2019, the Cooperative’s members approved amendments to the Cooperative’s Amended and Restated Bylaws. In addition to updates regarding tax matters, remote participation by directors at Board meetings, quorum at Board meetings, and a new section regarding action by the Board without a meeting, the Second Amended and Restated Bylaws, attached hereto as Exhibit 3.3, reduced the number of election districts for purposes of nominating and electing directors from five to three geographic districts and reduced the total number of directors from fifteen to twelve in 2020 and from twelve to nine in 2021 as three directors in each of 2020 and 2021 reach their term limitations for serving on the Board. The amendments also created two different types of directors: District Directors and Directors-at-Large. District Directors must belong to the district they represent and be elected by a majority of the members from their geographic district present at a members’ meeting for that purpose. Directors-at-Large may come from any district, but must be elected by a majority of all members present at a members’ meeting for that purpose. Regardless of the type of directorship, director nominees must be members of the Cooperative holding Units of the Cooperative. In the case of a holder of Units who is other than a natural person, a duly appointed or elected representative of such member may serve as a director.

Immediately following the 2019 amendment, the Board of Directors appointed three directors from among the then-current members of the Board of Directors to serve as Directors-at-Large.  Regardless of the term any such appointed Director-at-Large may have previously been elected to serve by the members, two such Directors-at-Large were appointed to three year terms and one Director-at-Large was appointed to a two year term. All other directors were assigned to one of the three new geographic districts as District Directors. While typically one director is elected each year from each district at the Annual Member Meeting held in March, in 2020, members from the newly created North and South geographic districts will each hold elections for one District Director to serve a three year term. Additional transitional voting through the 2023 Annual Members’ Meeting is set forth in the Second Amended and Restated Bylaws.

Each person’s experience, qualifications, attributes or skills to serve as a director are determined by the members voting at the Annual Member Meeting at which the election occurs and are not reviewed or otherwise considered by the Cooperative before any election.  The Cooperative does not have a nominating committee.  A qualified member indicates his or her interest to serve in advance of the meeting or candidates are nominated from the floor at the meetings.  If a member from a particular district, or from the general pool, does not come forward indicating a desire to run for election to serve as a director, then that seat on the Board of Directors becomes or remains unfilled.

The Cooperative’s Board officers consist of a Chairperson, First Vice Chairperson, Second Vice Chairperson, Treasurer and Secretary of the Board.  These board offices are populated by members of the Board of Directors who are elected by and at the discretion of the Board of Directors.  Each of these individual’s experience, qualifications, attributes and skills to serve in their capacity as a board officer are determined by the members of the Board of Directors who are voting to place these individuals in these offices.

The name, age, position, district and term details of each of the directors and the Cooperative’s Named Executive Officer are as follows:

Name and Position			Director	Term Expires
	Age	District	Since

Mark Harless (Chairperson)	63	North	2011	2020
Nicolas Pyle (1st Vice Chairperson)	40	Central	2010	2022
Shaun Beauclair (2nd Vice Chairperson)	55	North	2008	2020
David Benedict (Director)	53	North	2010	2022
Richard Bot (Director)	65	South	2017	2020
Matthew Hasbargen (Secretary)	48	At Large	2013	2022
Scott Jetvig (Director)	53	At Large	2015	2021
Gary L. Jirak (Director)	61	Central	2008	2021
Brett Johnson (Director)	52	Central	2013	2022
Chris A. Johnson (Director)	63	Central	2008	2020
Glenn Johnson (Director)	61	North	2008	2020
Byron Koehl (Director)	54	At Large	2010	2022
Leslie Nesvig (Treasurer)	80	South	2008	2021
Bruce Speich (Director)	66	South	2008	2021
Larry Vipond (Director)	69	South	2015	2021

Executive Officer
Scott Stofferahn	62		—	—

Below is the biographical information of each director and our Named Executive Officer.

Shaun Beauclair.  Mr. Beauclair has been a director since 2008 and Second Vice Chairperson since March 2015.  Mr. Beauclair farms in the Stephen, Minnesota area, and has been a Farm Operation instructor at Northland Community College in East Grand Forks, Minnesota.  He has served on the Stephen, Minnesota School Board and his church board.  Mr. Beauclair was a director of the Gold Energy ethanol project start-up board. Mr. Beauclair received his Bachelor of Science Degree in Agronomy and completed graduate courses in Agricultural Economics from North Dakota State University. Mr. Beauclair has reached the term limitation for serving on the Cooperative’s Board of Directors and, therefore, is not eligible to stand for reelection at the Cooperative’s 2020 Annual Member Meeting. The Cooperative thanks Mr. Beauclair for his years of service.

David Benedict.    Mr. Benedict has been a director since 2010.  Mr. Benedict farmed in the Sabin, Minnesota area between 1987 to 2014.  Mr. Benedict is employed with Steffes Group Auction Service.  Mr. Benedict took accounting classes at Moorhead State University and later received a Farm Business Management Degree from Minnesota State Community and Technical College.

Richard Bot.    Mr. Bot has been a director since 2017. Mr. Bot farms in partnership with his brother near Minneota, MN where he raises feed grains and feeder lambs. From 1990 to 1996, Mr. Bot served on the Yellow Medicine Watershed board.  Mr. Bot has been a clerk of the Westerheim Township Board since 2002.  Mr. Bot is currently a member of the of the Minnesota Rotary Club where he has served as President and as Assistant District Governor.  Mr. Bot has a Bachelor of Science degree in Animal Science from South Dakota State University. Mr. Bot is seeking reelection at the Cooperative’s 2020 Annual Member Meeting.

Mark L. Harless.  Mr. Harless has been a director since March of 2011 and Chairperson since March 2015.  He previously served as Vice Chairperson from March 2013 to March 2015. Mr. Harless has farmed near Moorhead, Minnesota, since 1985.  Mr. Harless serves as President of the Lee Bean and Seed, Inc., an edible bean elevator located in Borup, Minnesota, where he has been employed since 1985.  Mr. Harless received his Bachelor of Science degree in Communications from Concordia College. Mr. Harless is seeking reelection at the Cooperative’s 2020 Annual Member Meeting.

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

Scott Jetvig.  Mr. Jetvig has been a director since March 2015.  Mr. Jetvig has farmed near Hawley, Minnesota since 1987. In addition to his individual farming operation, Mr. Jetvig is President of SKJ Investments, Inc., an incorporated farming operation.  Mr. Jetvig served on Halstad Mutual Fire Insurance Company and Hawley Lutheran Church boards. Mr. Jetvig holds Business Administration and Economics degrees from Moorhead State University.

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

Chris A. Johnson.  Mr. Johnson has been a director since 2008.  Mr. Johnson has farming operations located near Great Bend, North Dakota, and has been farming since 1974.  Mr. Johnson is the owner/operator of C and S Farms, Inc.  Mr. Johnson served on the Board of Directors for Farmers Elevator Co. of Hankinson, Great Bend, & Mantador.  Mr. Johnson has a Bachelor of Science Degree in Agricultural Economics from North Dakota State University. Mr. Johnson has reached the term limitation for serving on the Cooperative’s Board of Directors and, therefore, is not eligible to stand for reelection at the Cooperative’s 2020 Annual Member Meeting. The Cooperative thanks Mr. Johnson for his years of service.

Glenn H. Johnson.  Mr. Johnson has been a director since 2008.  Mr. Johnson has managed a farming operation in the Mayville, North Dakota area since 1981. Mr. Johnson has reached the term limitation for serving on the Cooperative’s Board of Directors and, therefore, is not eligible to stand for reelection at the Cooperative’s 2020 Annual Member Meeting. The Cooperative thanks Mr. Johnson for his years of service.

Byron Koehl.  Mr. Koehl has been a director since March 2010.  Mr. Koehl has been a partner in his family’s farming operation near Hancock, Minnesota, since 1984.  Mr. Koehl serves as President of Outback Five, Inc., of Hancock, Minnesota.  Mr. Koehl is past President of the Stevens County Pork Producers.

Leslie O. Nesvig.  Mr. Nesvig has been a director since 2008 and Treasurer since March 2017.  Mr. Nesvig has farming interests in LaMoure and Ransom Counties in North Dakota and Polk County in Minnesota.  He has forty years of experience the banking industry including serving as President of the First State Bank of LaMoure from 1973 to 2009.  Mr. Nesvig is currently retired.   Mr. Nesvig served as Chairman of the Gold Energy ethanol plant start-up project.  Mr. Nesvig currently serves as a Director for Nored, Inc. and for Bancinsure. Mr. Nesvig has a Bachelor of Science Degree in Agricultural Economics and Business from North Dakota State University.

Nicolas A. Pyle.  Mr. Pyle has been a director since 2010 and First Vice Chairperson since March 2015.  He previously served as Secretary from March 2013 to March 2015.  He has been farming since 2002 near Casselton, North Dakota.  Mr. Pyle serves as a director of McIntyre-Pyle, Inc.  Mr. Pyle is President and serves as a director of Unity Seed Company, a member of Global Soy Genetics LLC and Director of McIntyre Farms Partnership.  Mr. Pyle holds a Bachelor of Science in Business degree in finance from the University of Minnesota Carlson School of Management.

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

As of December 31, 2019, the Board of Directors of the Cooperative has determined that there is no audit committee financial expert serving on the Audit Committee.  The Cooperative is a cooperative association formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative association law, and the Cooperative’s Amended and Restated Bylaws, the Board of Directors must be composed of members of the Cooperative.   Based on the state law requirements for both membership and board service, the Cooperative is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the Securities and Exchange Commission.  To date, the Cooperative has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to SAS No.114 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 for filing with the Securities and Exchange Commission.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Cooperative with copies of all Section 16(a) reports they file. To our knowledge, and based solely on a review of the copies of such reports furnished to the Cooperative and written representations from our executive officer and directors, our executive officer and directors filed timely reports of ownership changes and changes in ownership with the Securities and Exchange Commission with the exception of Chris Johnson, who filed a Form 4 on January 3, 2020 to report the purchase of Units on July 1, 2015 and on January 2, 2020.

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

Compensation Policies and Practices and Risk Management

Mr. Stofferahn’s compensation is set by the Board.  In the event it is modified, such a modification is based on a performance evaluation conducted by our Personnel and Compensation Committee that consists solely of members of the Board.  As discussed throughout this report, the revenue and expenses of the Cooperative directly relate to the price of corn as well as the rental income received by ProGold and capital improvement expenditures made by ProGold for the facility.  Mr. Stofferahn has no control over these factors.  Based on this reality, no risks arise from the Cooperative’s compensation policies and practices that are reasonably likely to have a material adverse effect on its business operations.

Summary Executive Compensation Table

The following table sets forth, for the last three calendar years, the dollar value of all compensation awarded to, earned by or paid to Mr. Stofferahn.

Name and			All Other
Principal		Salary	Compensation	Total
Position	Year	($)	($) (1)	($)
Scott Stofferahn, Executive Vice President**	2019	173,268	19,307	192,575
	2018	166,537	15,569	182,106

** Mr. Stofferahn commenced his employment on October 15, 2012.

(1) All Other Compensation is comprised of premiums paid for life and disability insurance, company contributions to the 401(k) plan and reimbursements from the health reimbursement account.

Director Compensation

The Cooperative reimburses our directors for expenses incurred in connection with board service.  The Cooperative’s directors are paid $150 per month and the Chairperson is paid $375 per month.  In addition, directors and the Chairperson receive a per diem of:

•	$300 per meeting they attend when the meeting plus their travel time exceeds 4 hours;
•	$150 per meeting they attend when the meeting plus their travel time is more than 2 but less than 4 hours;
•	$100 per meeting they attend when the meeting plus their travel time is more than 1 but less than 2 hours.

The following table sets forth for the year ending December 31, 2019 the dollar value of all cash and non-cash compensation paid to individuals serving as directors of the Cooperative during fiscal year 2019.

	Fees
	Earned or
	Paid in
Name	Cash	Total
Shaun Beauclair	$4,700	$4,700
David Benedict	$3,800	$3,800
Richard Bot	$3,500	$3,500
Mark Harless	$9,650	$9,650
Matt Hasbargen	$4,550	$4,550
Scott Jetvig	$3,400	$3,400
Gary L. Jirak	$4,100	$4,100
Brett Johnson	$4,400	$4,400
Chris Johnson	$3,800	$3,800
Glenn Johnson	$3,800	$3,800
Byron Koehl	$3,800	$3,800
Leslie Nesvig	$5,000	$5,000
Nicolas A. Pyle	$4,550	$4,550
Bruce Speich	$3,100	$3,100
Larry Vipond	$3,500	$3,500

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of  March 5, 2020 the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Scott Stofferahn, our Executive Vice President (our Named Executive Officer) and (4) all of our Directors and the Named Executive Officer as a group.  The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.  The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,531 members.  Each member of the Cooperative is allowed to cast one vote at any meeting of the members, regardless of the number of Units actually held by that member.  Some of our directors hold their Units through more than one entity which allows those directors to cast a vote for each one of those members.  The address of each director and our Named Executive Officer is 1002 Main Avenue W, Suite 5, West Fargo, ND 58078.

	Amount and Nature of
	Beneficial Ownership
			Number of
	Number of		Membership	Percentage
Name of Beneficial Owner	Units (1)		Votes(2)	of Class
Beauclair, Shaun	148,000	(3)	3	0.96%
Benedict, David	15,000		1	0.10%
Bot, Richard	204,700	(4)	1	1.32%
Harless, Mark	28,000		1	0.18%
Hasbargen, Matt	8,000	(5)	1	0.05%
Jetvig, Scott	30,000		1	0.19%
Jirak, Gary	40,000	(6)	2	0.26%
Johnson, Brett	23,000	(7)	1	0.14%
Johnson, Chris	21,000	(8)	1	0.13%
Johnson, Glenn	50,703		1	0.33%
Koehl, Byron	8,000	(9)	2	0.05%
Nesvig, Les	4,000		1	0.03%
Pyle, Nicolas	60,000	(10)	3	0.38%
Speich, Bruce	4,000		1	0.03%
Vipond, Larry	69,000	(11)	1	0.45%
Stofferahn, Scott	16,667	(12)	1	0.11%

All directors and executive officers as a group (16 people)	730,070			4.71%

(1)	Membership interests are measured Units which equal the holder’s proportionate financial right but not a governance right.
(2)

Voting rights are based on one member one vote.  Each person or entity that holds units is a member for voting purposes.  Some officers and directors own their units through multiple entities resulting in multiple membership votes.

(3)	Includes 20,000 Units owned directly by Mr. Beauclair’s spouse.
(4)	Includes 102,350 Units owned directly by Mr. Bot’s Revocable Living Trust and 102,350 Units owned by Mr. Bot’s spouse’s Revocable Living Trust.
(5)	Included 8,000 Units owned by Matthew Hasbargen Farm LLC of which Mr. Hasbargen is President.
(6)	Includes 30,000 Units owned by Jirak Brothers Farming Partnership of which Mr. Jirak is a partner and 10,000 Units owned by Triple J. Ranch, Inc. of which Mr. Jirak is a shareholder.
(7)	Includes 8,000 Units owned by BDR Farm Partnership of which Mr. Johnson and spouse own 50%.
(8)	Includes 16,000 Units owned by C and S Farms, Inc. of which Mr. Johnson is the President and 5,000 Units owned directly by Mr. Johnson’s Spouse.
(9)	Includes 4,000 Units as of C R Koehl & Sons, Inc. of which Mr. Koehl is a 9.43% owner.
(10)	Includes 40,000 Units held by McIntyre Farms of which Mr. Pyle is a 25% owner and 10,000 Units held by HarMar LLC of which Mr. Pyle is a 33% owner.
(11)	Includes 69,000 Units owned by Vipond Farms of which Mr. Vipond is a 20% owner.
(12)	Includes indirect interest in 16,667 Units owned by Mr. Stofferahn’s spouse.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2019 and 2018 and fees, if any, for other services rendered by Widmer Roel during those periods.

	2019	2018
Audit Fees	$52,025	$35,932
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$52,025	$35,932

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2019 and 2018.

Audit-Related Fees.  No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2019 and 2018.

Tax Fees.  No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2019 and 2018.

All Other Fees.  No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2019 and 2018.

The Cooperative’s Audit Committee would pre-approve all professional services provided by Widmer Roel to the Cooperative.  The Audit Committee approved all of the services and the fees billed for such services to the Cooperative.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2019 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report.

1.Financial Statements

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2019 and 2018.

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017.

Statements of Changes in Members’ Equity for the Years Ended December 31, 2019, 2018 and 2017.

Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.

Notes to the Financial Statements.

2.Financial Statement Schedules

Not applicable.

3.Exhibits.

Exhibit No.	Exhibit Description

2.1

Articles of Merger of Golden Growers Cooperative and Golden Growers Cooperative is incorporated by reference to Exhibit 2.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

2.2	Certificate of Conversion of Golden Growers Cooperative is incorporated by reference to Exhibit 2.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.1	Amended and Restated Articles of Organization of Golden Growers Cooperative is incorporated by reference to Exhibit 3.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.2

Amended and Restated Bylaws of Golden Growers Cooperative dated September 1, 2009 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.3	Second Amended and Restated Bylaws of Golden Growers Cooperative dated March 28, 2019 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed April 2, 2019.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 – filed herewith.

10.1	Form of Uniform Member Agreement is incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.2	Form of Annual Delivery Agreement is incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.3

ProGold Limited Liability Company Amended and Restated Member Control Agreement between Golden Growers Cooperative and American Crystal Sugar Company dated September 1, 2009 is incorporated by reference to Exhibit 10.4 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.4	Operating Agreement of ProGold Limited Liability Company is incorporated by reference to Exhibit 10.5 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

Exhibit No.	Exhibit Description

10.5

Amendment to ProGold Limited Liability Company Member Control Agreement between Golden Growers Cooperative and American Crystal Sugar Company dated April 4, 2017 is incorporated by reference to Exhibit 10.7 from the Cooperative’s Form 10-Q filed May 12, 2017.

10.6

Second Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.6 from the Cooperative’s Form 10-K filed March 9, 2018.

10.7

Second Amended and Restated Corn Supply Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.7 from the Cooperative’s Form 10-K filed March 9, 2018.

10.8

Consent Agreement among Golden Growers Cooperative, Cargill Incorporated, and American Crystal Sugar Company dated April 4, 2017 is incorporated by reference to Exhibit 10.1 from the Cooperative’s Current Report on Form 8-K filed April 10, 2017.

24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2019 and August 31, 2018 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Form 10-Q filed November 8, 2019.

101

The following materials from this report, formatted in Extensible Business Reporting Language (XBRL), are filed herewith: (i) Balance Sheets at December 31, 2019 and December 31, 2018; (ii) Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017; (iv) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (v) Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Financial Statements.

Item 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2020.

GOLDEN GROWERS COOPERATIVE

By:	/S/ Scott Stofferahn
Scott Stofferahn
Dated: March 6, 2020

Power of Attorney

Each person whose signature appears below appoints Scott Stofferahn as their true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, to perform all acts and execution of all documents which such attorney and agent may deem necessary or desirable to enable Golden Growers Cooperative to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with filing with the Commission the Annual Report on Form 10-K of Golden Growers Cooperative for the fiscal year ended December 31, 2019 and any and all amendments and exhibits thereto, and other documents in connection therewith, including specifically, but without limiting the generality of the foregoing, power and authority to sign the names of the undersigned to the Form 10-K and to any instruments and documents filed as part of or in connection with the Form 10-K or any amendments thereto; and the undersigned hereby ratify and confirm all actions taken and documents signed by said attorney and agent as provided herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of March 6, 2020.

/S/ Mark Harless	/S/ Nicolas Pyle
Mark Harless (Chairperson)	Nicolas Pyle (1st Vice Chairperson)

/S/ Shaun Beauclair	/S/ David Benedict
Shaun Beauclair (2nd Vice Chairperson)	David Benedict (Director)

/S/ Richard Bot	/S/ Matthew Hasbargen
Richard Bot (Director)	Matthew Hasbargen (Director, Secretary)

/S/ Scott Jetvig	/S/ Gary L. Jirak
Scott Jetvig (Director)	Gary L. Jirak (Director)

/S/ Brett Johnson	/S/ Chris A. Johnson
Brett Johnson (Director)	Chris A. Johnson (Director)

/S/ Glenn Johnson	/S/ Byron Koehl
Glenn Johnson (Director)	Byron Koehl (Director)

/S/ Leslie Nesvig	/S/ Bruce Speich
Leslie Nesvig (Director, Treasurer)	Bruce Speich (Director)

/S/ Larry Vipond	/S/ Scott Stofferahn
Larry Vipond (Director)	Scott Stofferahn (principal executive, financial and accounting officer)

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Board of Directors

Golden Growers Cooperative

West Fargo, North Dakota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Growers Cooperative (the Cooperative) as of December 31, 2019 and 2018, and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Cooperative as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Fargo, North Dakota

March 6, 2020

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(Dollars In Thousands)

	December 31,

ASSETS	2019	2018
Current Assets:
Cash and Cash Equivalents	$3,228	$2,403
Short-Term Investments	1,807	2,758
Other Current Assets	275	244
Total Current Assets	5,310	5,405

Long-Term Investments	3,220	2,163
Investment in ProGold Limited Liability Company	18,059	18,481

Total Assets	$26,589	$26,049

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$2	$1
Accrued Liabilities	208	212
Total Current Liabilities	210	213

Members' Equity:
Members’ Equity	26,379	25,836
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2019 and December 31, 2018

Total Members’ Equity	26,379	25,836

Total Liabilities and Members’ Equity	$26,589	$26,049

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019,  2018 AND 2017

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2019	2018	2017
OPERATIONS
Corn Revenue	$54,296	$50,102	$49,890
Corn Expense	(54,336)	(50,152)	(49,960)
Net Income from ProGold Limited Liability Company	7,659	6,924	9,785
General & Administrative Expenses	(565)	(535)	(565)

Net Income from Operations	7,054	6,339	9,150

Other Income	181	82	32

Net Income Before Income Tax	$7,235	$6,421	$9,182

Net Income	$7,235	$6,421	$9,182

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.47	$0.41	$0.59

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019,  2018, AND 2017

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2019	2018	2017
COMPREHENSIVE INCOME
Net Income	$7,235	$6,421	$9,182

Comprehensive Income	$7,235	$6,421	$9,182

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019,  2018 AND 2017

(Dollars In Thousands)

		Total
	Members’	Members’
	Equity	Equity
BALANCE December 31, 2016	$23,616	$23,616
Net income	9,182	9,182
Member distributions	(6,552)	(6,552)
Pension liability adjustment	—	—

BALANCE December 31, 2017	$26,246	$26,246
Net income	6,421	6,421
Member distributions	(6,831)	(6,831)
Pension liability adjustment	—	—

BALANCE December 31, 2018	$25,836	$25,836
Net income	7,235	7,235
Member distributions	(6,692)	(6,692)
Pension liability adjustment	—	—

BALANCE December 31, 2019	$26,379	$26,379

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019,  2018 AND 2017

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2019	2018	2017

Cash Flows from Operating Activities
Net Income	$7,235	$6,421	$9,182
Net (Income) from ProGold Limited Liability Company	(7,659)	(6,924)	(9,785)
Depreciation	—	—	1
Changes in assets and liabilities
Other Current Assets	(31)	(26)	124
Accrued liabilities and payables	(3)	(13)	4
Net Cash Used in Operating Activities	(458)	(542)	(474)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(106)	(4,701)	(1)
Distribution received from ProGold LLC	8,081	8,216	10,496

Net Cash Provided in Investing Activities	7,975	3,515	10,495

Cash Flows from Financing Activities
Member distributions paid	(6,692)	(6,831)	(6,552)
Net Cash Used by Financing Activities	(6,692)	(6,831)	(6,552)

Increase (Decrease) in Cash and Cash Equivalents	825	(3,858)	3,469

Cash and Cash Equivalents, Beginning of Year	2,403	6,261	2,792

Cash and Cash Equivalents, End of Year	$3,228	$2,403	$6,261

Non-Cash Financing Activity
Accrued Distributions Payable to Members

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

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

Beginning September 1, 2009, ownership of membership units is available to any person or entity residing in the United States of America.  Net proceeds or losses will be allocated to members on the basis of their patronage of the Cooperative.

In connection with the Conversion, the Cooperative changed its fiscal year end to December 31.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes – Since September 1, 2009, Golden Growers Cooperative has been taxed as a limited liability company under Subchapter K of the Internal Revenue Code.  As such, the Cooperative is generally not subject to income taxes.  Instead, net income is reported by its members who will be responsible for any income taxes which may be due.  Prior to September 1, 2009, Golden Growers Cooperative was an exempt cooperative for federal income tax purposes.  As such, the cooperative was generally not subject to income taxes.  Instead, net proceeds were allocated to the Cooperative's patrons who were responsible for any income taxes which may have been due. The Cooperative’s net financial basis in its assets and liabilities exceeded its tax basis by approximately $7.3 million and $7.1 million as of December 31, 2019 and 2018, respectively.

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

Leases – Effective January 1, 2019, the Cooperative adopted ASU 2016-02 Leases the standard to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The standard did not have a significant impact on the Cooperative’s financial statements.

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

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

With respect to all Method A corn that is delivered, Cargill reports the purchase price as the product of Method A bushels delivered during a month and the average purchase price for the month. If at the conclusion of the year, a Method A member fails to fully satisfy the corn delivery requirement, Cargill will purchase replacement corn.  The member with a Method A shortfall will be responsible for a purchased corn fee payable to Cargill and an agency fee determined by the Board of Directors for all bushels needed to complete their annual Method A delivery.

The Cooperative shall notify Cargill of the number of Method B bushels to be purchased during the quarter. Cargill will certify to the Cooperative that it has purchased the necessary Method B bushels. Method B corn revenue will be determined to be equal to the price paid. The Cooperative has determined Corn Expense for Method B deliveries based on the average quarterly cost per bushel paid by Cargill to the Cooperative’s members for Method A quarterly deliveries.

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  At December 31, 2019, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $3.1 million.

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

DECEMBER 31, 2019, 2018 AND 2017

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company.  Following is summary financial information for ProGold Limited Liability Company:

	December 31,
(In Thousands)	2019	2018	2017

Current Assets	$230	$245	$514
Long-Term Assets	38,962	38,643	39,843
Total Assets	$39,192	$38,888	$40,357

Current Liabilities	$5	$5	$5
Long-Term Liabilities	2,333	1,167	—
Total Liabilities	2,338	1,172	5

Members’ Equity	36,854	37,716	40,352

Total Liabilities and Members’ Equity	$39,192	$38,888	$40,357

Rent Revenue on Operating Lease	$19,085	$17,571	$22,873
Expenses	3,455	3,440	2,905

Net Income	$15,630	$14,131	$19,968

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 2 inputs.

December 31, 2019:	Level 1	Level 2	Level 3	Total
Corporate Bonds	—	4,772	—	4,772
Money Market & CD’s	—	336	—	336
	$—	$5,108	$—	$5,108

December 31, 2018:
Corporate Bonds	$—	$2,165	$—	$2,165
Money Market & CD’s	—	2,757	—	2,757
	$—	$4,922	$—	$4,922

The Cooperative’s investments held to maturity are as follows as of December 31, 2019 and 2018 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2019:
Corporate Bonds	4,691	81	—	4,772
Money Market & CD’s	336	—	—	336
	$5,027	$81	$—	$5,108

December 31, 2018:
Corporate Bonds	$2,164	$2	$(1)	$2,165
Money Market & CD’s	2,757	—	—	2,757
	$4,921	$2	$(1)	$4,922

Corporate bond maturities are as follows as of December 31, 2019 (in thousands):

	Less than 1 year	1 to 5 Years	Greater than 5 years	Total

Corporate Bonds	$1,471	3,014	206	$4,691
	$1,471	$3,014	$206	$4,691

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

NOTE 5 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

The Cooperative had no unrecognized tax benefits on December 31, 2019 and 2018.  No interest or penalties are recognized in the statements of operations or in the balance sheets.

The Cooperative recognized no income tax expense for the years ended December 31, 2019,  2018 and 2017.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan as of January 1, 2013. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.  During the year ended December 31, 2019, 2018 and 2017, the pension expenses were $0,  $4,000, and $6,000, respectively.

As of December 31, 2019, the pension plan was funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

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

Substantially all of the Plan’s assets consist of Collective Investment Trusts or Mutual Funds (Fund) and are valued based on Level I or Level II inputs, as determined from the Fund’s ASC 715-30 footnote included in the Fund’s audited financial statements. The Fund’s valuation techniques include market matrix pricing and market inputs, including bench mark yields, reported trades, broker/dealer quotes and others. There has been no changes in valuation techniques and inputs in 2019, 2018 and 2017.

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2019	2018

Discount Rate	3.50%	4.50%
Expected Return on Plan Assets	5.45%	5.18%
Rate of Compensation Increase	n/a %	n/a %

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands):

Expected
Benefit
Payments

2020	$55
2021	55
2022	55
2023	50
2024	49
2024-2028	240

Total	$504

The Cooperative does not expect to contribute to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017

Interest Cost	$26	$32	$33
Expected Return on Plan Assets	(44)	(38)	(52)
Amortization of Net (Gain) Loss	—	77	4
Net Periodic Pension Cost	$(18)	$71	$(15)

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2019 and 2018 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,
	2019	2018

Change in Benefit Obligation
Obligation at the Beginning of the Period	$734	$759
Service Cost	—	—
Interest Cost	32	32
Actuarial (Gain) Loss	73	(2)
Benefits Paid	(55)	(55)

Obligation at the End of the Period	$784	$734

Change in Plan Assets
Fair Value at the Beginning of the Period	$766	$837
Actual Returns on Plan Assets	133	(20)
Employer Contributions	—	4
Benefits Paid	(55)	(55)

Fair Value at the End of the Period	$844	$766

Funded Status
Funded Status as of Period Ended	$60	$31

Net Amount Recognized	$—	$—

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $6,931,  $6,662 and $4,604 for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $60,000 in 2019.   The contract continues until the termination of the second amended and restated facility lease agreement between ProGold and Cargill, which was effective as of January 1, 2018

On April 4, 2017, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018, relating to the lease of ProGold’s wet-milling facility to Cargill and the Cooperative’s interest in ProGold. On the same day, Cargill and American Crystal entered into an Option Agreement, effective on January 1, 2018, detailing the price, term and other conditions under which American Crystal grants to Cargill an exclusive option to purchase a 50% interest in ProGold from American Crystal during the first four years of the lease. Under the Consent Agreement, the Cooperative approves and consents to the transfer of the 50% interest in ProGold from American Crystal to Cargill in the event Cargill exercises its option.  The Cooperative also secures the right to purchase American Crystal’s remaining 1% interest in ProGold for a base price ranging from $1.7 million to $1.3  million, depending on when Cargill notifies American Crystal of its intention to exercise its option.  The Cooperative would also be required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that have not been paid by

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

Cargill to ProGold through additional rent with respect to certain projects at the facility.  In the event Cargill intends to exercise its option, before exercising such option, Cargill and the Cooperative will expeditiously and in good faith work together to finalize agreements for the structure, governance and operation of ProGold according to certain operational principles and other guideline terms as provided in a Memorandum of Understanding attached to the Consent Agreement.

NOTE 8 – LINE OF CREDIT

The Cooperative established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2020.  The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank.  There is no outstanding balance as of December 31, 2019.

NOTE 9 - SUBSEQUENT EVENTS

In February of 2020, the Cooperative declared a distribution of $2,168,667, or $.14 per outstanding membership unit.

Management has reviewed subsequent events through March 6, 2020 the date to which the financial statements were available to be issued and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.