Form 10-Q
period 2020-03-31
Golden Growers Cooperative
filed 2020-05-11
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of  May 11, 2020 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED BALANCE SHEETS

(In Thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,925	$3,228
Short-Term Investments	2,382	1,807
Other Current Assets	44	275
Total Current Assets	5,351	5,310

Long-Term Investments	2,684	3,220
Investment in ProGold Limited Liability Company	18,103	18,059

Total Assets	$26,138	$26,589

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$2
Accrued Liabilities	119	208
Total Current Liabilities	119	210

Non-Current Liabilites	7	—

Members' Equity:
Members’ Equity	26,019	26,379
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2020 and December 31, 2019
Accumulated Other Comprehensive Income (Loss)	(7)	—

Total Members’ Equity	26,012	26,379

Total Liabilities and Members’ Equity	$26,138	$26,589

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Other Than Share and Per-Share Data)

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
OPERATIONS
Corn Revenue	$14,743	$15,388
Corn Expense	(14,757)	(15,402)
Net Income from ProGold Limited Liability Company	1,943	1,955
General & Administrative Expenses	(171)	(168)

Net Income from Operations	1,758	1,773

Other Income	50	50

Net Income Before Income Tax	$1,808	$1,823

Net Income	$1,808	$1,823

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.12	$0.12

	Three Months Ended
	March 31, 2020	March 31, 2019
COMPREHENSIVE INCOME
Net Income	$1,808	$1,823
Other Comprehensive Income (Loss), Net	(7)	—

Comprehensive Income	$1,801	$1,823

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

Changes in Members' Equity
Balance, Beginning of the Period	$26,379	$25,836
Net Income	1,808	1,823
Pension Liability Adjustment	(7)	—
Distributions to Members	(2,168)	(2,355)
Balance, End of the Period	$26,012	$25,304

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

Cash Flows from Operating Activities
Net Income	$1,808	$1,823
Net (Income) from ProGold Limited Liability Company	(1,943)	(1,955)
Changes in assets and liabilities
Other Current Assets	231	200
Accrued liabilities and payables	(91)	(212)
Net Cash Provided (Used) in Operating Activities	5	(144)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(39)	(14)
Distribution received from ProGold LLC	1,899	2,111

Net Cash Provided in Investing Activities	1,860	2,097

Cash Flows from Financing Activities
Member distributions paid	(2,168)	(2,355)
Net Cash Used by Financing Activities	(2,168)	(2,355)

Increase (Decrease) in Cash and Cash Equivalents	(303)	(402)

Cash and Cash Equivalents, Beginning of Year	3,228	2,403

Cash and Cash Equivalents, End of Year	$2,925	$2,001

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three-month period ended March 31, 2020 and 2019 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2020.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold LLC.  Following is summary financial information for ProGold LLC, which was derived from the monthly unaudited financial statements of ProGold LLC:

	March 31,		December 31,
(In Thousands)	2020	2019	2019

Current Assets	$211	$220	$230
Long-Term Assets	39,113	38,645	38,962
Total Assets	$39,324	$38,865	$39,192

Current Liabilities	$88	$7	$5
Long-Term Liabilities	2,292	1,458	2,333
Total Liabilities	2,380	1,465	2,338

Members’ Equity	36,944	37,400	36,854

Total Liabilities and Members’ Equity	$39,324	$38,865	$39,192

Rent Revenue on Operating Lease	$4,833	$4,679	$19,085
Expenses	867	689	3,455

Net Income	$3,966	$3,990	$15,630

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 2 inputs.

March 31, 2020:	Level 1	Level 2	Level 3	Total
Corporate Bonds	$—	$4,616	$—	$4,616
US Treasury Bill		100		100
Money Market & CD’s	—	378	—	378
	$—	$5,094	$—	$5,094

December 31, 2019:
Corporate Bonds	$—	$4,772	$—	$4,772
Money Market & CD’s	—	336	—	336
	$—	$5,108	$—	$5,108

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$1,904	$1,885
Due in 2 to 5 years	2,478	2,531
Greater than 5 years	206	200
	$4,588	$4,616

The Coopertive’s investments held to maturity are as follows as of March 31, 2020 and December 31, 2019:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2020:
Corporate Bonds	$4,588	$72	$(44)	$4,616
US Treasury Bill	100			100
Money Market & CD’s	378	—	—	378
	$5,066	$72	$(44)	$5,094

December 31, 2019:
Corporate Bonds	$4,691	$81	$—	$4,772
Money Market & CD’s	336	—	—	336
	$5,027	$81	$—	$5,108

Maturities are as follows as of March 31, 2020:

	Less than 1 year	1 to 5 Years	Greater than 5 years	Total

Corporate Bonds	$1,904	$2,478	$206	$4,588
	$1,904	$2,478	$206	$4,588

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The following schedules provide the components of Net Periodic Benefit Cost for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	March 31,	March 31,
	2020	2019
Interest Cost	$7	$8
Expected Return on Plan Assets	(11)	(14)
Amortization of Net (Gain) Loss	—	—
Net Periodic Pension Cost	$(4)	$(6)

Through the three months ended March 31, 2020, the Cooperative has made $0 in contributions as compared to $0 through the three months ended March 31, 2019.  The Cooperative does not anticipate making a contribution in 2020. Contributions in 2019 totaled $0.

NOTE 6 – RECENTLY ADOPTED ACCOUNTING STANDARDS

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

Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery, as well as an incentive payment of $.05 per bushel. Cargill pays the aggregate purchase price for corn purchased from the Cooperative’s members to the Cooperative and then, on the Cooperative’s behalf, makes individual payments for corn and incentive payments directly to the Cooperative’s members. In the event a member who has elected to deliver corn by Method A delivers to Cargill less than its committed amount of corn, the quantity of the shortfall is then purchased and delivered by Cargill on the Cooperative’s behalf.  The purchase price is equal to the average price reported for Method A corn for the final month of the year.  In addition, the Method A member with a shortfall will be charged a purchased corn fee and agency fee determined by the Cooperative’s Board of Directors.

Members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf. The price per bushel paid to such member is equal to the price per bushel paid by Cargill to acquire the corn as the Cooperative’s agent. Method B revenue will be equal to the price paid. The Cooperative has determined Corn Expense for Method B deliveries will be the weighted average price for Method A corn during the quarter multiplied by the number of Method B bushels purchased during the quarter.

The incentive payment and agency fee are also a component of Corn Expense. The Cooperative’s Board of Directors has the discretion to change the incentive payment and the agency fee based on the Cooperative’s corn delivery needs.

For the three month periods ended March 31, 2020 and 2019, the Cooperative recognized corn revenue of $14.7 million and $15.4 million, respectively. Disaggregated revenue for the three month periods ended March 31, 2020 and 2019 is as follows: revenue from Method A deliveries totaled $5.3 million and $5.9 million, respectively; and revenue from Method B deliveries totaled $9.4 million and $9.5 million, respectively.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure – On January 1, 2018, the Cooperative adopted ASU 2016-01 related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of the standard did not have a significant impact on the Cooperative’s financial statements.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 14, 2020, the Cooperative made distributions to its members totaling $2,168,667, or $0.14 per outstanding membership unit.  On February 28, 2019, the Cooperative made distributions to its members totaling $2,354,553 or $0.152 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

In 2018, the Cooperative established a $2,000,000 line of credit with a variable interest rate.  This line of credit has been extended to October 16, 2020.  The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank.  There is no outstanding balance as of March 31, 2020 or December 31, 2019.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the March 31, 2020 financial statements and concluded that no subsequent events have occurred that would require recognition in the March 31, 2020 financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form on 10-K for the fiscal year ended December 31, 2019.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Cooperative’s actual results could differ materially from those indicated in the forward-looking statements for many reasons, including events beyond the Cooperative’s control and assumptions that prove to be inaccurate or unfounded.  The Cooperative’s actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of the Cooperative’s minority ownership interest in ProGold; (ii) fluctuations in the market price per bushel of corn; (iii) the unknown impact of the novel coronavirus (COVID-19); and (iv) other factors described from time to time in the Cooperative’s Securities and Exchange Commission filings. The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,528 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest.  ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”), which uses the facility to process corn into high fructose corn syrup.  The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility.  From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing.  Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

Annually, the Cooperative notifies Cargill of the number of bushels of Method A corn to be delivered by each member who has elected to deliver corn by Method A.  Once the Cooperative provides notification to Cargill of the number of bushels of corn, Cargill then confirms the amount of corn with each member and notifies that member with respect to quality specifications, allowances, deductions and premiums to be applicable to that corn.  The member with a Method A corn commitment then directly contracts with Cargill for corn delivered by Method A.  At the end of each month, Cargill reports the number of Method A bushels delivered and the average daily price paid for corn that Cargill purchased from members on the Cooperative’s behalf. The product of the number of bushels delivered multiplied by the average monthly market price is reported as Method A corn expense.  In the event a member who has elected to deliver corn by Method A delivers to Cargill more than its delivery commitment, any corn delivered in excess of that commitment is handled as a direct sale of corn to Cargill. In the event a member who has elected to deliver corn by Method A delivers to Cargill less than its committed amount of corn, the quantity of the shortfall is then purchased and delivered by Cargill on our behalf.  The purchase price is equal to the average price reported for Method A corn for the final month of the year.  In addition, the Method A member with a shortfall will be charged a purchased corn fee and agency fee determined by the Cooperative’s Board of Directors.

Cargill then purchases the remainder of the corn to be delivered by the Cooperative on behalf of the Method B delivering members at such time and in such quantities as it deems appropriate and in the best interest of the Cooperative and Cargill.  The Cooperative notifies Cargill of the number of Method B bushels to be purchased during the quarter.  Cargill will certify to the Cooperative that it has purchased the necessary Method B bushels.  The price paid will be the weighted average price for Method A corn during the quarter multiplied by the number of Method B bushels. Method B corn revenue will be equal to the price paid.

The Cooperative’s Second Amended and Restated Bylaws (“Bylaws”) establish a Method A delivery pool and a Method B delivery pool.  Generally, The Cooprative’s income and/or losses are allocated annually based on the percentage of bushels of corn the members elect to deliver using either Method A or Method B.  Regardless of the actual percentage allocation between the members who deliver bushels of corn using Method A or Method B, the Bylaws require the Cooperative to annually allocate at least 25% of its income and/or losses to the Method A pool.  The amount of our income and/or losses actually allocated to the Method A pool is a percentage equal to the greater of 25% or the actual percentage of bushels of corn delivered by members using Method A.

For fiscal year 2020, members elected to deliver 27% of their corn by Method A and members elected to deliver 73% of their corn by Method B.  This election will result in 27% of the Cooperative’s income and/or losses and 27% of any cash distributions being allocated to the Method A pool in fiscal year 2020, which reflects the actual percentage of corn members elected to deliver using Method A and does not result in reallocation to meet the 25% requirement set forth in the Cooperative’s Bylaws.

Impact of COVID-19

The Cooperative continues to monitor the global outbreak of the novel coronavirus (COVID-19) and its impact on the Cooperative’s results of operations and financial condition.  Demand for high fructose corn syrup in food service and entertainment sectors has declined. Corn millers have also idled ethanol plants in response to a depressed demand for ethanol. The ProGold plant currently continues to operate in the ordinary course and the Cooperative’s overall business has not been impacted; however, the Cooperative is unable to predict the duration of the outbreak and the resulting long-term impact of COVID-19 on its business or the impact on the future operations of the ProGold plant.

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

For the three-month period ended March 31, 2020, the Cooperative sold approximately 4.4 million bushels of corn compared to approximately 4.6 million bushels of corn sold during the three-month period ended March 31, 2019. For the three-month period ended March 31, 2020, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1.6 million bushels of corn using Method A and 2.8 million bushels of corn using Method B. In the same respective periods in 2019, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1.7 million bushels of corn using Method A and 2.8 million bushels of corn using Method B.

For the three-month period ended March 31, 2020, the Cooperative recognized corn revenue of $14,743,000 compared to $15,388,000 during the same period in 2019, a decrease of 4% for the first quarter due primarily to a decrease in the price per bushel of corn sold year to date in 2020 compared to 2019.

Expenses. The Cooperative recognized corn expense of $14,757,000 and $15,402,000 for the three-month period ended March 31, 2020 and 2019 respectively, a decrease of 4% for the first quarter due primarily to a decrease in the price per bushel of corn purchased in 2020 compared to 2019.  For the three-month period ended March 31, 2020 and 2019, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1,602,000 and 1,743,000 bushels of corn, respectively, using Method A and 2,827,000 and 2,827,000 bushels of corn, respectively, using Method B.

The Cooperative recognized expense of $15,000 for the three-month period ended March 31, 2020 and 2019 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three-month period ended March 31, 2020 and 2019 of $1,943,000 and $1,955,000, respectively, a decrease of 1% for the first quarter due primarily to an increase in ProGold LLC’s operating expenses in 2020 compared to 2019.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three-month period ended March 31, 2020 was $171,000, compared to $168,000 during the same respective period in 2019. The increase in administrative expenses is primarily due to the timing of expenses.

Other Income. Interest income for the three-month period ended March 31, 2020 was $50,000 compared to $50,000 during the same period in 2019.  Realized gain on investments for the three-month period ended March 31, 2020 was $1,000 compared to $0 during the same period in 2019.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2020 was $5,232,000 compared to $3,152,000 at March 31, 2019. The increased working capital at the end of the first quarter of 2020 as compared to the same period in 2019 is primarily related to increased short-term investments. The Cooperative received cash distributions from ProGold LLC totaling $1,899,000 for the three-month period ended March 31, 2020 compared to $2,111,000 for the three-month period ended March 31, 2019.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds.  To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate, which line of credit terminates on October 16, 2020.  The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank.  There was no outstanding balance as of March 31, 2020 or December 31, 2019.

The Cooperative had no long-term debt as of March 31, 2020 and March 31, 2019 and received operating cash flows of $5,000 for the three-month period ended March 31, 2020 compared to the use of $144,000 for the three-month period ended March 31, 2019.  The increase in operating cash flows for the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2019 is primarily due to a change in timing of payments.

Management believes that non-cash working capital levels, together with the Cooperative’s cash and cash equivalents, are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12 months. Management expects that the Cooperative’s cash and cash equivalents, together with available borrowings under the line of credit, will be sufficient to fund its operations for the foreseeable future, including at least the next twelve months.

Significant Accounting Estimates and Policies

The Cooperative generally does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year.   The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2020.  The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period.  The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned.  The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

As indicated in Note 6 to the Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, the Cooperative adopted ASU 2014-09, Revenues from Contracts with Customers and ASU 2016-01 regarding financial instruments beginning January 1, 2018, and adopted ASU 2016-02 regarding accounting for leases beginning January 1, 2019.

The remainder of the Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Financial Statements in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the

Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  There have been no other significant changes in the Cooperative’s significant accounting policies or critical accounting estimates since December 31, 2019.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Cooperative is not required to provide disclosure pursuant to this item.

Item 4.  Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2020.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: May 11, 2020	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer