Form 10-Q
period 2020-06-30
Golden Growers Cooperative
filed 2020-08-10
CIK 1489874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Yes ⌧	No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧	No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES ◻	NO ☒

As of August 9, 2020 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED BALANCE SHEETS

(In Thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,278	$3,228
Short-Term Investments	2,035	1,807
Other Current Assets	61	275
Total Current Assets	4,374	5,310

Long-Term Investments	3,071	3,220
Investment in ProGold Limited Liability Company	17,561	18,059

Total Assets	$25,006	$26,589

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$2
Accrued Liabilities	—	208
Total Current Liabilities	—	210

Members' Equity:
Members’ Equity	25,006	26,379
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2020 and December 31, 2019

Total Members’ Equity	25,006	26,379

Total Liabilities and Members’ Equity	$25,006	$26,589

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Other Than Share and Per-Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
OPERATIONS
Corn Revenue	$11,183	$14,956	$25,926	$30,344
Corn Expense	(11,198)	(14,971)	(25,955)	(30,373)
Net Income from ProGold Limited Liability Company	1,084	2,357	3,027	4,312
General & Administrative Expenses	(115)	(147)	(286)	(315)

Net Income from Operations	954	2,195	2,712	3,968

Other Income	47	36	97	86

Net Income Before Income Tax	$1,001	$2,231	$2,809	$4,054

Net Income	$1,001	$2,231	$2,809	$4,054

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.06	$0.14	$0.18	$0.26

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
COMPREHENSIVE INCOME
Net Income	$1,001	$2,231	$2,809	$4,054

Comprehensive Income	$1,001	$2,231	$2,809	$4,054

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Changes in Members' Equity
Balance, Beginning of the Period	$26,012	$25,304	$26,379	$25,836
Net Income	1,001	2,231	2,809	4,054
Pension Liability Adjustment	8		—	—
Distributions to Members	(2,015)	(2,169)	(4,182)	(4,524)
Balance, End of the Period	$25,006	$25,366	$25,006	$25,366

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019

Cash Flows from Operating Activities
Net Income	$2,809	$4,054
Net (Income) from ProGold Limited Liability Company	(3,027)	(4,312)
Realized Gain - Investments	(1)	(2)
Changes in assets and liabilities
Other Current Assets	214	189
Accrued liabilities and payables	(210)	(208)
Net Cash Used in Operating Activities	(215)	(279)

Cash Flows from Investing Activities
Purchase of investments	(78)	(42)
Distribution received from ProGold LLC	3,525	4,181

Net Cash Provided in Investing Activities	3,447	4,139

Cash Flows from Financing Activities
Member distributions paid	(4,182)	(4,524)
Net Cash Used by Financing Activities	(4,182)	(4,524)

Decrease in Cash and Cash Equivalents	(950)	(664)

Cash and Cash Equivalents, Beginning of Period	3,228	2,403

Cash and Cash Equivalents, End of Period	$2,278	$1,739

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the six-month period ended June 30, 2020 and 2019 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the six-month period ended June 30, 2020 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2020.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the monthly unaudited financial statements of ProGold LLC:

	June 30,		December 31,
(In Thousands)	2020	2019	2019

Current Assets	$932	$276	$230
Long-Term Assets	39,755	39,463	38,962
Total Assets	$40,687	$39,739	$39,192

Current Liabilities	$2,600	$6	$5
Long-Term Liabilities	2,250	1,750	2,333
Total Liabilities	4,850	1,756	2,338

Members’ Equity	35,837	37,983	36,854

Total Liabilities and Members’ Equity	$40,687	$39,739	$39,192

Rent Revenue on Operating Lease	$7,780	$10,230	$19,085
Expenses	1,603	1,431	3,455

Net Income	$6,177	$8,799	$15,630

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 2 inputs.

June 30, 2020:	Level 1	Level 2	Level 3	Total
Corporate Bonds	$—	$5,000	$—	$5,000
Money Market & CD’s	—	232	—	232
	$—	$5,232	$—	$5,232

December 31, 2019:
Corporate Bonds	$—	$4,772	$—	$4,772
Money Market & CD’s	—	336	—	336
	$—	$5,108	$—	$5,108

Maturities are as follows as of June 30, 2020:

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$1,803	$1,813
Due in 2 to 5 years	2,865	2,982
Greater than 5 years	206	205
	$4,874	$5,000

The Coopertive’s investments held to maturity are as follows as of June 30, 2020 and December 31, 2019:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2020:
Corporate Bonds	$4,874	$133	$(7)	$5,000
Money Market & CD’s	232	—	—	232
	$5,106	$133	$(7)	$5,232

December 31, 2019:
Corporate Bonds	$4,691	$81	$—	$4,772
Money Market & CD’s	336	—	—	336
	$5,027	$81	$—	$5,108

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The plan’s fair value and benefit obligation will vary over time as a result of changes in market interest rates, the life expectancy of plan participants, and benefit payments. As of December 31, 2019, the plan had a total fair value of $844,000 and a benefit obligation of $784,000. For the same period in 2018, the plan had a total fair value of $734,000 and a benefit obligation of $766,000.

For the six month periods ended June 30, 2020 and 2019, the Cooperative made $0 in contributions. The Cooperative does not anticipate making a contribution in 2020. Contributions in 2019 totaled $0.

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

For the six month periods ended June 30, 2020 and 2019, the Cooperative recognized corn revenue of $25.9 million and $30.3 million, respectively. Disaggregated revenue for the six month periods ended June 30, 2020 and 2019 is as follows: revenue from Method A deliveries totaled $8.6 million and $10.7 million, respectively; and revenue from Method B deliveries totaled $17.3 million and $19.6 million, respectively.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure – On January 1, 2018, the Cooperative adopted ASU 2016-01 related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of the standard did not have a significant impact on the Cooperative’s financial statements.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 14, 2020, the Cooperative made distributions to its members totaling $2,168,667, or $0.14 per outstanding membership unit. On June 24, 2020, the Cooperative made distributions to its members totaling $2,013,762 or $0.13 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

In 2018, the Cooperative established a $2,000,000 line of credit with a variable interest rate. This line of credit has been extended to October 16, 2020. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of June 30, 2020 or December 31, 2019.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2020 financial statements and concluded that no subsequent events have occurred that would require recognition in the June 30, 2020 financial statements.

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

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,523 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest. ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”), which uses the facility to process corn into high fructose corn syrup. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

For the three and six-month periods ended June 30, 2020, the Cooperative sold approximately 4.0 and 8.4 million bushels of corn compared to approximately 4.2 and 8.8 million bushels of corn sold during the three and six-month periods ended June 30, 2019. For the three and six-month periods ended June 30, 2020, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1.2 and 2.8 million bushels of corn using Method A and 2.8 and 5.7 million bushels of corn using Method B. In the same respective periods in 2019, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1.4 and 3.1 million bushels of corn using Method A and 2.8 and 5.7 million bushels of corn using Method B.

For the three and six-month periods ended June 30, 2020, the Cooperative recognized corn revenue of $11,183,000 and $25,926,000 compared to $14,956,000 and $30,344,000, during the same respective periods in 2019, a decrease of 25% for the second quarter and a decrease of 15% year to date due primarily to a decrease in bushels delivered in the second quarter and a decrease in the price per bushel of corn sold year to date in 2020 compared to 2019.

Expenses. The Cooperative recognized corn expense of $11,198,000 and $25,955,000 for the three and six-month periods ended June 30, 2020, respectively, compared to $14,971,000 and $30,373,000 during the same respective periods in 2019, a decrease of 25% for the second quarter, and a decrease of 15% year to date due primarily to a decrease in bushels delivered and a decrease in the price per bushel of corn purchased in 2020 compared to 2019.

The Cooperative recognized expense of $15,000 and $30,000 for the three and six-month periods ended June 30, 2020, respectively, and during the same respective periods in 2019 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and six-month periods ended June 30, 2020 of $1,084,000 and $3,027,000, respectively, compared to $2,357,000 and $4,312,000 during the same respective periods in 2019, a decrease of 54% for the second quarter and a decrease of 30% year to date due primarily to a reduction in ProGold LLC’s lease income and higher depreciation expenses in 2020 compared to 2019.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and six-month periods ended June 30, 2020 were $115,000 and $286,000, respectively, compared to $147,000 and $315,000 during the same respective periods in 2019. The decrease in administrative expenses for the six month period ended June 30, 2020 compared to the six month period ended June 30, 2019 is primarily due to the reduced board of directors expenses and reduced annual meeting expenses.

Other Income. Interest income for the three and six-month periods ended June 30, 2020 was $44,000 and $92,000 compared to $34,000 and $84,000 during the same respective periods in 2019. The increase is primarily due to larger interest-earning investments. Realized gain on investments for the three and six month periods ended June 30, 2020 was $3,000 and $5,000, respectively, compared to $2,000 and $2,000 during the same respective periods in 2019.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2020 was $4,374,000 compared to $2,626,000 at June 30, 2019. The increased working capital at the end of the second quarter of 2020 as compared to the same period in 2019 was the result of changes in the timing of maturities of the Cooperative’s investments. The Cooperative received cash distributions from ProGold LLC totaling $3,525,000 for the six-month period ended June 30, 2020 compared $4,181,000 for the six-month period ended June 30, 2019. Reduced ProGold LLC distributions are related primarily to reduced lease income and increased capital expense.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate, which line of credit terminates on October 16, 2020. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of June 30, 2020 or December 31, 2019.

The Cooperative had no long-term debt as of June 30, 2020 and June 30, 2019 and used operating cash flows of $215,000 for the six-month period ended June 30, 2020 compared to $279,000 for the six-month period ended June 30, 2019. The increase in operating cash flows for the six month period ended June 30, 2020 compared to the six month period ended June 30, 2019 is primarily due to a change in timing of payments.

Management believes that non-cash working capital levels, together with the Cooperative’s cash and cash equivalents, are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next twelve months. Management expects that the Cooperative’s cash and cash equivalents, together with available borrowings under the line of credit, will be sufficient to fund its operations for the foreseeable future, including at least the next twelve months.

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

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2020. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: August 10, 2020	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer