Form 10-Q
period 2020-09-30
Golden Growers Cooperative
filed 2020-11-06
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020
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

Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES [ ]	NO [X]

As of November 5, 2020 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,676	$3,228
Short-Term Investments	2,268	1,807
Other Current Assets	59	275
Total Current Assets	6,003	5,310

Long-Term Investments	2,867	3,220
Investment in ProGold Limited Liability Company	17,578	18,059

Total Assets	$26,448	$26,589

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$2
Accrued Liabilities	2,015	208
Total Current Liabilities	2,015	210

Members' Equity:
Members’ Equity	24,433	26,379
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2020 and December 31, 2019

Total Members’ Equity	24,433	26,379

Total Liabilities and Members’ Equity	$26,448	$26,589

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
OPERATIONS
Corn Revenue	$10,236	$12,081	$36,162	$42,425
Corn Expense	(10,252)	(12,097)	(36,207)	(42,470)
Net Income from ProGold Limited Liability Company	1,523	1,642	4,550	5,954
General & Administrative Expenses	(111)	(122)	(397)	(437)

Net Income from Operations	1,396	1,504	4,108	5,472

Other Income	45	46	142	132

Net Income Before Income Tax	$1,441	$1,550	$4,250	$5,604

Net Income	$1,441	$1,550	$4,250	$5,604

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.09	$0.10	$0.27	$0.36

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
COMPREHENSIVE INCOME
Net Income	$1,441	$1,550	$4,250	$5,604
Comprehensive Income	$1,441	$1,550	$4,250	$5,604

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Changes in Members' Equity
Balance, Beginning of the Period	$25,006	$25,366	$26,379	$25,836
Net Income	1,441	1,550	4,250	5,604
Distributions to Members	(2,014)	(2,168)	(6,196)	(6,692)
Balance, End of the Period	$24,433	$24,748	$24,433	$24,748

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	September 30, 2020	September 30, 2019

Cash Flows from Operating Activities
Net Income	$4,250	$5,604
Net (Income) from ProGold Limited Liability Company	(4,550)	(5,954)
Changes in assets and liabilities
Other Current Assets	216	186
Accrued liabilities and payables	(209)	(211)
Net Cash Used in Operating Activities	(293)	(375)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(108)	(72)
Distribution received from ProGold LLC	5,031	6,076

Net Cash Provided in Investing Activities	4,923	6,004

Cash Flows from Financing Activities
Member distributions paid	(4,182)	(4,524)
Net Cash Used by Financing Activities	(4,182)	(4,524)

Increase (Decrease) in Cash and Cash Equivalents	448	1,105

Cash and Cash Equivalents, Beginning of Period	3,228	2,403

Cash and Cash Equivalents, End of Period	$3,676	$3,508

Non-Cash Financing Activity
Accrued Distributions Payable to Members	$2,014	$2,168

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three and nine months ended September 30, 2020 and 2019 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2020.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the monthly unaudited financial statements of ProGold LLC:

	September 30,		December 31,
(In Thousands)	2020	2019	2019

Current Assets	$236	$248	$230
Long-Term Assets	40,123	39,316	38,962
Total Assets	$40,359	$39,564	$39,192

Current Liabilities	$263	$54	$5
Long-Term Liabilities	4,224	2,042	2,333
Total Liabilities	4,487	2,096	2,338

Members’ Equity	35,872	37,468	36,854

Total Liabilities and Members’ Equity	$40,359	$39,564	$39,192

Rent Revenue on Operating Lease	$12,037	$14,768	$19,085
Expenses	2,751	2,617	3,455

Net Income	$9,286	$12,151	$15,630

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 2 inputs.

September 30, 2020:	Level 1	Level 2	Level 3	Total
Corporate Bonds	$—	$5,126	$—	$5,126
Money Market & CD’s	—	126	—	126
	$—	$5,252	$—	$5,252

December 31, 2019:
Corporate Bonds	$—	$4,772	$—	$4,772
Money Market & CD’s	—	336	—	336
	$—	$5,108	$—	$5,108

Maturities are as follows as of September 30, 2020:

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$2,143	$2,150
Due in 2 to 5 years	2,660	2,772
Due in 6 to 10 years	207	204
	$5,010	$5,126

The Coopertive’s investments held to maturity are as follows as of September 30, 2020 and December 31, 2019:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2020:
Corporate Bonds	$5,010	$121	$(5)	$5,126
Money Market & CD’s	126	—	—	126
	$5,136	$121	$(5)	$5,252

December 31, 2019:
Corporate Bonds	$4,691	$81	$—	$4,772
Money Market & CD’s	336	—	—	336
	$5,027	$81	$—	$5,108

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

For the nine month periods ended September 30, 2020 and 2019, the Cooperative made $0 in contributions. The Cooperative does not anticipate making a contribution in 2020. Contributions in 2019 totaled $0.

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

Members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf. The price per bushel paid to such member is equal to the price per bushel paid by Cargill to acquire the corn as the Cooperative’s agent. Method B revenue will be equal to the price paid. TheCooperative has determined Corn Expense for Method B deliveries will be the weighted average price for Method A corn during the quarter multiplied by the number of Method B bushels purchased during the quarter.

The incentive payment and agency fee are also a component of Corn Expense. The Cooperative’s Board of Directors has the discretion to change the incentive payment and the agency fee based on the Cooperative’s corn delivery needs.

For the nine month periods ended September 30, 2020 and 2019, the Cooperative recognized corn revenue of $36.2 million and $42.4 million, respectively. Disaggregated revenue for the nine month periods ended September 30, 2020 and 2019 is as follows: revenue from Method A deliveries totaled $10.4 million and $12.2 million, respectively; and revenue from Method B deliveries totaled $25.8 million and $30.2 million, respectively.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure – On January 1, 2018, the Cooperative adopted ASU 2016-01 related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of the standard did not have a significant impact on the Cooperative’s financial statements.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 14, 2020, the Cooperative made distributions to its members totaling $2,168,667, or $0.14 per outstanding membership unit. On June 24, 2020, the Cooperative made distributions to its members totaling $2,013,762 or $0.13 per outstanding membership unit. At its September meeting, the Cooperative’s Board of Directors authorized a distribution to its members totaling $2,013,762, or $0.13 per outstanding membership unit, to be paid in October 2020. On October 15, 2020 the Cooperative made the distribution to its members.

NOTE 8 – LINE OF CREDIT

In 2018, the Cooperative established a $2,000,000 line of credit with a variable interest rate. This line of credit was scheduled to terminate on October 16, 2020, but has been extended to October 16, 2022. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of September 30, 2020 or December 31, 2019.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2020 financial statements and concluded that no subsequent events have occurred that would require recognition in the September 30, 2020 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. The Cooperative’s actual results could differ materially from those indicated in the forward-looking statements for many reasons, including events beyond the Cooperative’s control and assumptions that prove to be inaccurate or unfounded. The Cooperative’s actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of the Cooperative’s minority ownership interest in ProGold; (ii) fluctuations in the market price per bushel of corn; (iii) the unknown impact of the novel coronavirus (COVID-19); and (iv) other factors described from time to time in the Cooperative’s Securities and Exchange Commission filings. The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,521 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest. ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”), which uses the facility to process corn into high fructose corn syrup. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

For the three and nine-month periods ended September 30, 2020, the Cooperative sold approximately 3.4 and 11.9 million bushels of corn compared to approximately 3.2 and 12.0 million bushels of corn sold during the three and nine-month periods ended September 30, 2019. For the three and nine-month periods ended September 30, 2020, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 0.6 and 3.4 million bushels of corn using Method A and 2.8 and 8.5 million bushels of corn using Method B. In the same respective periods in 2019, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 0.4 and 3.5 million bushels of corn using Method A and 2.8 and 8.5 million bushels of corn using Method B.

For the three and nine-month periods ended September 30, 2020, the Cooperative recognized corn revenue of $10,236,000 and $36,162,000 compared to $12,081,000 and $42,425,000, during the same respective periods in 2019, a decrease of 15% for the second quarter and a decrease of 15% year to date due primarily to a decrease in the price per bushel of corn sold year to date in 2020 compared to 2019.

Expenses. The Cooperative recognized corn expense of $10,252,000 and $36,207,000 for the three and nine-month periods ended September 30, 2020, respectively, compared to $12,097,000 and $42,470,000 during the same respective periods in 2019, a decrease of 15% for the second quarter, and a decrease of 15% year to date due primarily to a decrease in the price per bushel of corn purchased in 2020 compared to 2019.

The Cooperative recognized expense of $15,000 and $45,000 for the three and nine-month periods ended September 30, 2020, respectively, and during the same respective periods in 2019 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and nine-month periods ended September 30, 2020 of $1,523,000 and $4,550,000, respectively, compared to $1,642,000 and $5,954,000 during the same respective periods in 2019, a decrease of 7% for the second quarter and a decrease of 24% year to date due primarily to a reduction in ProGold LLC’s lease income and higher depreciation expenses in 2020 compared to 2019.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and nine-month periods ended September 30, 2020 were $111,000 and $397,000, respectively, compared to $122,000 and $437,000 during the same respective periods in 2019. The decrease in administrative expenses for the nine month period ended September 30, 2020 compared to the nine month period ended September 30, 2019 is primarily due to the reduced board of directors expenses and reduced annual meeting expenses.

Other Income. Interest income for the three and nine-month periods ended September 30, 2020 was $44,000 and $141,000 compared to $40,000 and $124,000 during the same respective periods in 2019. The increase is primarily due to larger interest-earning investments. Realized gain on investments for the three and nine month periods ended September 30, 2020 was $1,000 and $1,000, respectively, compared to $6,000 and $8,000 during the same respective periods in 2019.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2020 was $3,988,000 compared to $1,884,000 at September 30, 2019. The increased working capital at the end of the third quarter of 2020 as compared to the same period in 2019 was the result of changes in the timing of maturities of the Cooperative’s investments. The Cooperative received cash distributions from ProGold LLC totaling $5,031,000 for the nine-month period ended September 30, 2020 compared $6,076,000 for the nine-month period ended September 30, 2019. Reduced ProGold LLC distributions are related primarily to reduced lease income and increased capital expense.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit was scheduled to terminate on October 16, 2020, but was extended to October 16, 2022. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of September 30, 2020 or December 31, 2019.

The Cooperative had no long-term debt as of September 30, 2020 and September 30, 2019 and used operating cash flows of $293,000 for the nine-month period ended September 30, 2020 compared to $375,000 for the nine-month period ended September 30, 2019. The decrease in operating cash flows for the nine month period ended September 30, 2020 compared to the nine month period ended September 30, 2019 is primarily due to a change in timing of payments.

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

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2020. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2020 and 2019 – filed herewith.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) balance sheets, (ii) statements of operations and comprehensive income, (iii) statements of cash flows, and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 6, 2020	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer