Form 10-K
period 2020-12-31
Golden Growers Cooperative
filed 2021-03-05
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020 or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

_________________________________
Commission File No.: 000-53957
_________________________________

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

_________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]      No [ X ]

_________________________________________

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ]      No [ X ]

_________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]      No [   ]

_________________________________________

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ]      No [   ]

_________________________________________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]	Smaller reporting company [ X ]	Emerging growth company [ ]

_________________________________________

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extension transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

_________________________________________

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [   ]

_________________________________________

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes [   ]       No [ X ]

_________________________________________

As of March 4, 2020, the registrant had 15,490,480 Units issued and outstanding. There is no established public market for the registrant’s Units. Although there is a limited, private market for the registrant’s Units, the registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the registrant’s Units held by non-affiliates.

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

This report should be read thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the effect of general economic conditions and the agricultural cycle on the demand for our members’ corn; changes in ProGold’s operating costs, leases, or ownership; changes in our contractual relationships; changes in tax laws; the impact of the novel coronavirus (COVID-19); our ability to retain our key employee; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and other factors described in this report and from time to time in our other reports filed with the Securities and Exchange Commission. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Cooperative’s actual results could materially differ from those anticipated by such forward-looking statements. The Cooperative undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments. Readers should not place undue reliance on such forward-looking statements. The Cooperative qualifies all of its forward-looking statements by these cautionary statements.

PART I

Item 1. BUSINESS

GENERAL

Golden Growers Cooperative is a value-added agricultural cooperative association owned by 1,511 members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing into a value-added product. The Cooperative was originally formed in 1994 as a North Dakota agricultural cooperative. On September 1, 2009, by way of a series of mergers, the Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B. A Minnesota cooperative association formed under Minnesota Statutes 308B operates as a cooperative for state law purposes, but is taxed as a partnership under Subchapter K of the Internal Revenue Code for tax purposes.

Information about the Cooperative can be found on our website, https://goldengrowers.com. We are not including the information on our corporate website as a part of or incorporating it by reference into this report. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Exchange Act requires us to file periodic reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

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

Since November 1997, ProGold has leased its corn wet-milling facility to Cargill. Throughout the term of the lease between Cargill and ProGold, our members, on the Cooperative’s behalf, have delivered corn to the facility for processing into high fructose corn syrup and related co-products. It is our ownership interest in ProGold that creates a value-added relationship between our growers and the facility. Notwithstanding this cooperative arrangement, Cargill is an integral part of our financial success. Separate from the lease, Cargill also provides the Cooperative services that allow us to facilitate corn delivery at little or no expense. In addition, the lease payments Cargill makes to ProGold that are in turn distributed to the Cooperative provide us with the cash to make distributions to our members. Under the terms of the Second Amended and Restated Facility Lease, Cargill paid ProGold an annual lease payment of $16 million in 2020, and will pay annual lease payments of $15.5 million in 2021 and 2022, and $14 million if the lease is extended through 2023. In turn, ProGold has agreed to pay at least $750,000 annually throughout the term of the lease for infrastructure maintenance and may also be required to pay additional sums in order to make certain capital improvements. The payments will reduce any income available for ProGold’s members at the time of such expenses. The Cooperative and American Crystal would experience any such reduction in ProGold’s income proportionately based on their percentage ownership of ProGold.

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

Cargill purchases the remainder of the corn to be delivered by us on behalf of our Method B delivering members at such time and in such quantities as it deems appropriate and in the best interest of the Cooperative and Cargill. Each quarter, the Cooperative notifies Cargill of the number of Method B bushels to be purchased during the quarter. Cargill will certify to the Cooperative that it has purchased the necessary Method B bushels. The price paid is reported as the Method B corn revenue, calculated by multiplying the weighted average price for Method A corn delivered during the quarter by the number of Method B bushels delivered during the quarter.

Our members can change their delivery method annually, so the mix of members delivering by Method A or Method B changes each year.

In exchange for the services set forth above with respect to handling our member’s delivery of corn to the wet-milling facility, we paid Cargill an annual fee of $60,000 in 2020. This fee was paid in quarterly installments. In addition, we also pay Cargill a per-bushel fee if a Method A member fails to deliver corn. This amount is in addition to any reimbursement we are required to pay Cargill for a Method A member’s failure to deliver.

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

For each of the 2019 and 2020 fiscal years, our members elected to and delivered 27% of the bushels of corn by Method A and 73% of the bushels of corn by Method B. For each year, this resulted in 27% of our income and/or losses and 27% of any cash distributions being allocated to the Method A pool. This reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

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

Currently, ProGold’s board of governors is comprised of eleven members, and the Cooperative has the right to appoint five of these governors. Members of the Cooperative’s Board of Directors occupy these seats and provide active oversight of the management of ProGold. Based on percentage ownership in ProGold and representation on the ProGold board of governors, the Cooperative does not control the operations of ProGold. Extraordinary transactions such as a sale of ProGold or its assets, dissolution, as well as amendments to its operating agreement, approval of its strategic plan, approval of new members and approval of loans to ProGold by its members can be approved by American Crystal over the Cooperative’s objections.

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

Government Regulations and Environmental Compliance

The Cooperative does not anticipate any material effects of governmental regulations on its business. To the extent government regulations, including environmental regulations, require certain capital improvements to the ProGold facility, ProGold may be required to pay for such improvements. The payments would reduce any income available for the Cooperative, as a member of ProGold, at the times of such expenses. We do not expect that the cost of complying with these regulations will have a material impact on our distribution from ProGold for the current fiscal year.

Employees

As of December 31, 2020, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer.

Competition

As a grower-owned cooperative whose members are contractually obligated to deliver corn, the Cooperative generally does not face competition in the marketplace for corn. More importantly, its governing documents and contractual arrangements with Cargill contain contractual incentives for growers to deliver corn to the Cooperative and not to another processor. Even if members do not fully satisfy their delivery commitments, there are sufficient supplies of corn to be purchased in the open market to meet any contract obligations to Cargill, with any costs to be charged to the defaulting member.

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

Holders

As of the date hereof, there are 1,511 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains. Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members. The Cooperative may make cash distributions at such time and in such amounts as determined from time to time by our Board of Directors in its sole discretion; provided that we must annually, on or before March 1 of each year, make a cash distribution to our then current members equal to at least thirty percent (30%) of the income allocated to members for the prior year. Any such cash distributions shall be made in a uniform and equitable basis among the members within a particular allocation pool on the basis of patronage. Such cash distributions will be reduced by any tax withholding payments that are made on the member’s behalf. For the fiscal year ended December 31, 2019, the Cooperative made aggregate cash distributions to members of $6,692,000. For the fiscal year ended December 31, 2020, the Cooperative made aggregate cash distributions to members of $6,196,000. For more information regarding factors considered by the Board of Directors in determining the amount of cash distributions, see the section entitled “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Impact of COVID-19

The Cooperative continues to monitor the global outbreak of the novel coronavirus (COVID-19) and its impact on the Cooperative’s results of operations and financial condition. Demand for high fructose corn syrup in food service and entertainment sectors has declined. Corn millers have also idled ethanol plants in response to a depressed demand for ethanol. The ProGold facility currently continues to operate in the ordinary course and the Cooperative’s overall business has not been impacted; however, the Cooperative is unable to predict the duration of the outbreak and the resulting long-term impact of COVID-19 on its business or the impact on the future operations of the ProGold facility.

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

The Cooperative sold approximately 15.5 million bushels of corn on behalf of its members in each of fiscal 2019 and 2020. The Cooperative recognized corn revenue of $50,563,000 in fiscal 2020 as compared to $54,296,000 in fiscal 2019, a decrease of 6.9% due primarily to n decrease in the price of corn sold. The Cooperative recognized corn expense of $50,606,000 in fiscal 2020 and $54,336,000 in fiscal 2019, a decrease of 6.9% due primarily to a decrease in the price of corn purchased.

In fiscal 2020, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,179,000 bushels of corn using Method A and 11,311,000 bushels of corn using Method B. In fiscal 2019, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,183,000 bushels of corn using Method A and 11,308,000 bushels of corn using Method B. In each of fiscal 2020 and 2019, the Cooperative recognized incentive fee expense of $209,000 and agency fee income of $226,000 for this period as well as $60,000 of expense for Cargill’s services as our agent in connection with the Cooperative’s corn marketing operation.

The Cooperative derived $5,936,000 of income from ProGold for fiscal year 2020, a decrease of $1,723,000 or 22.5% as compared to $7,659,000 of income for fiscal 2019. The decrease in income received from ProGold was due primarily to a decrease in ProGold rent revenue and an increase in capital expenditures in 2020 compared to 2019.

General and Administrative Expenses

The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our Board of Directors. The general and administrative expenses for fiscal 2020 were $500,000, a decrease of $65,000 or 12% as compared to fiscal 2019. The decrease was due primarily to decreased meeting and board expenses and general administrative costs.

Other Income

Interest income for the fiscal year ended December 31, 2020, was $181,000 compared to $172,000 for the fiscal year ended December 31, 2019. The increase was due primarily to increased investment income. Realized gain on investments for the fiscal year ended December 31, 2020, was $1,000 as compared to $9,000 for the same respective period in 2019.

Liquidity and Capital Resources

The Cooperative’s working capital was $7,039,000 at December 31, 2020 and $5,100,000 at December 31, 2019. The increased working capital in 2020 as compared to 2019 was a result of increased short-term investments during 2020 as compared to 2019 as bonds considered longer term were reclassified as short term.

The Cooperative received cash distributions from ProGold totaling $7,019,000 in fiscal 2020 and $8,081,000 in fiscal 2019. The decrease was primarily related to a decreased in ProGold lease income in 2020 compared to 2019. The Cooperative paid cash distributions to its members totaling $6,196,000 in fiscal 2020 and $6,692,000 in fiscal 2019.

In fiscal 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2022. The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank. There was no outstanding balance as of December 31, 2020.

The Cooperative had no long-term debt as of December 31, 2020 and December 31, 2019.

The Cooperative used operating cash flows of $350,000 for the fiscal year ended December 31, 2020 and $458,000 for the fiscal year ended December 31, 2019. The decreased use of operating cash flows is primarily due to reduced meeting expenses and increased earnings.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Cooperative’s financial statements for the fiscal years ended December 31, 2019 and 2020 have been audited to the extent indicated in this report by Widmer Roel PC, an independent registered public accounting firm. The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, the person serving as the Cooperative’s chief executive officer and chief financial officer has reviewed and evaluated, as of the end of the period covered by this report, the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act). Based on that review and evaluation, the chief executive officer and chief financial officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2020, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020 based on these criteria.

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

Immediately following the 2019 amendment, the Board of Directors appointed three directors from among the then-current members of the Board of Directors to serve as Directors-at-Large. Regardless of the term any such appointed Director-at-Large may have previously been elected to serve by the members, two such Directors-at-Large were appointed to three year terms and one Director-at-Large was appointed to a two year term. All other directors were assigned to one of the three new geographic districts as District Directors. While typically three directors are elected each year at the Annual Member Meeting held in March, in 2021, members will elect just two Directors. Members from the South district will elect one District Director to serve a three year term and all members present will elect one Director-at-Large to serve a three year term. Additional transitional voting through the 2023 Annual Members’ Meeting is set forth in the Second Amended and Restated Bylaws.

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

The name, age, position, district and term details of each of the directors and the Cooperative’s Named Executive Officer are as follows:

			Director	Term Expires
Name and Position	Age	District	Since

Mark Harless (Chairman)	64	North	2011	2023
Nicolas Pyle (1st Vice Chairman)	41	Central	2010	2022
Brett Johnson (2nd Vice Chairman)	53	Central	2013	2022
David Benedict (Director)	54	North	2010	2022
Richard Bot (Director)	66	South	2017	2023
Matthew Hasbargen (Secretary)	49	At Large	2013	2022
Scott Jetvig (Director)	54	At Large	2015	2021
Gary L. Jirak (Director)	62	Central	2008	2021
Byron Koehl (Director)	55	At Large	2010	2022
Leslie Nesvig (Treasurer)	81	South	2008	2021
Bruce Speich (Director)	67	South	2008	2021
Larry Vipond (Director)	70	South	2015	2021

Executive Officer
Scott Stofferahn	63		—	—

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

Scott Jetvig. Mr. Jetvig has been a director since March 2015. Mr. Jetvig has farmed near Hawley, Minnesota since 1987. In addition to his individual farming operation, Mr. Jetvig is President of SKJ Investments, Inc., an incorporated farming operation. Mr. Jetvig served on Halstad Mutual Fire Insurance Company and Hawley Lutheran Church boards. Mr. Jetvig holds Business Administration and Economics degrees from Moorhead State University. Mr. Jetvig is seeking reelection at the Cooperative’s 2021 Annual Member Meeting.

Gary L. Jirak. Mr. Jirak has been a director since 2008. Mr. Jirak has farmed in the Breckenridge, Minnesota area for since 1983. Mr. Jirak has reached the term limitation for serving on the Cooperative’s Board of Directors and, therefore, is not eligible to stand for reelection at the Cooperative’s 2021 Annual Member Meeting. The Cooperative thanks Mr. Jirak for his years of service.

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

Leslie O. Nesvig. Mr. Nesvig has been a director since 2008 and Treasurer since March 2017. Mr. Nesvig has farming interests in LaMoure and Ransom Counties in North Dakota and Polk County in Minnesota. He has forty years of experience the banking industry including serving as President of the First State Bank of LaMoure from 1973 to 2009. Mr. Nesvig is currently retired. Mr. Nesvig served as Chairman of the Gold Energy ethanol plant start-up project. Mr. Nesvig currently serves as a Director for Nored, Inc. and for Bancinsure. Mr. Nesvig has a Bachelor of Science Degree in Agricultural Economics and Business from North Dakota State University. Mr. Nesvig has reached the term limitation for serving on the Cooperative’s Board of Directors and, therefore, is not eligible to stand for reelection at the Cooperative’s 2021 Annual Member Meeting. The Cooperative thanks Mr. Nesvig for his years of service.

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

Bruce K. Speich. Mr. Speich has been a director since 2008. Mr. Speich has farming/ranching operations located in Milnor, North Dakota, and has been farming since 1975. Mr. Speich currently serves as director for North Dakota Beef Cattle Improvement Association and director for Wild Rice Soil Conservation District. Mr. Speich has reached the term limitation for serving on the Cooperative’s Board of Directors and, therefore, is not eligible to stand for reelection at the Cooperative’s 2021 Annual Member Meeting. The Cooperative thanks Mr. Speich for his years of service.

Lawrence A. Vipond. Mr. Vipond has been a director since March 2015. Mr. Vipond has been farming since 1971 and is a partner in Vipond Farms of Norcross, MN. Mr. Vipond previously served on the New Horizons Board of Directors and the St. Charles Church Board. Mr. Vipond also served as Chairman of the Herman Community Center Capital Fund Drive. Mr. Vipond attended Fergus Falls Community College. Mr.Vipond is seeking reelection at the Cooperative’s 2021 Annual Member Meeting.

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

As of December 31, 2020, the Board of Directors of the Cooperative has determined that there is no audit committee financial expert serving on the Audit Committee. The Cooperative is a cooperative association formed in accordance with the Minnesota cooperative law of the State of Minnesota. In accordance with the Minnesota cooperative association law, and the Cooperative’s Amended and Restated Bylaws, the Board of Directors must be composed of members of the Cooperative. Based on the state law requirements for both membership and board service, the Cooperative is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the Securities and Exchange Commission. To date, the Cooperative has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to SAS No.114 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 for filing with the Securities and Exchange Commission.

The members of the Audit Committee at the time of the foregoing review, discussions and recommendation were Nicolas Pyle, chair, Gary Jirak, Leslie Nesvig, Brett Johnson, and Mark Harless.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Cooperative with copies of all Section 16(a) reports they file. To our knowledge, and based solely on a review of the copies of such reports furnished to the Cooperative and written representations from our executive officer and directors, our executive officer and directors filed timely reports of ownership changes and changes in ownership with the Securities and Exchange Commission with the exception of Brett Johnson, who filed a Form 4 on July 14, 2020 to report the disposition of Units by BDR Farm Partnership and acquisition of Units to be owned directly by Mr. Johnson on July 1, 2020.

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

			All O ther
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($)
Scott Stofferahn, Executive Vice President**	2020	170,731	21,600	192,331
	2019	173,268	19,307	192,575

______________________

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

The following table sets forth for the year ending December 31, 2020 the dollar value of all cash and non-cash compensation paid to individuals serving as directors of the Cooperative during fiscal year 2020.

	Fees
	Earned or
	Paid in
Name	Cash	Total
Shaun Beauclair **	$1,100	$1,100
David Benedict	$3,150	$3,150
Richard Bot	$3,450	$3,450
Mark Harless	$8,000	$8,000
Matt Hasbargen	$3,750	$3,750
Scott Jetvig	$3,150	$3,150
Gary L. Jirak	$3,500	$3,500
Brett Johnson	$4,000	$4,000
Chris Johnson **	$1,100	$1,100
Glenn Johnson **	$1,100	$1,100
Byron Koehl	$3,450	$3,450
Leslie Nesvig	$4,050	$4,050
Nicolas A. Pyle	$4,300	$4,300
Bruce Speich	$3,350	$3,350
Larry Vipond	$3,350	$3,350

** Shaun Beauclair, Chris Johnson, and Glenn Johnson retired effective after the 2020 Annual Member Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 4, 2021 the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Scott Stofferahn, our Executive Vice President (our Named Executive Officer) and (3) all of our Directors and the Named Executive Officer as a group. The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,511 members. Each member of the Cooperative is allowed to cast one vote at any meeting of the members, regardless of the number of Units actually held by that member. Some of our directors hold their Units through more than one entity which allows those directors to cast a vote for each one of those members. The address of each director and our Named Executive Officer is 1002 Main Avenue W, Suite 5, West Fargo, ND 58078.

	Amount and Nature of
	Beneficial O wnership
			Number of
	Number of		Membership	Percentage
Name of Beneficial Owner	Units (1)		Votes(2)	of Class
Benedict, David	15,000		1	0.10%
Bot, Richard	204,700	(3)	1	1.32%
Harless, Mark	28,000		1	0.18%
Hasbargen, Matt	8,000	(4)	1	0.05%
Jetvig, Scott	30,000		1	0.19%
Jirak, Gary	40,000	(5)	2	0.26%
Johnson, Brett	25,000		1	0.16%
Koehl, Byron	8,000	(6)	2	0.05%
Nesvig, Les	4,000		1	0.03%
Pyle, Nicolas	60,000	(7)	3	0.38%
Speich, Bruce	4,000		1	0.03%
Vipond, Larry	69,000	(8)	1	0.45%
Stofferahn, Scott	16,667	(9)	1	0.11%

All directors and executive officers as a group (13 people)	512,367			3.31% %

________________________

(1)	Membership interests are measured Units which equal the holder’s proportionate financial right but not a governance right.
(2)

Voting rights are based on one member one vote. Each person or entity that holds units is a member for voting purposes. Some officers and directors own their units through multiple entities resulting in multiple membership votes.

(3)	Includes 102,350 Units owned directly by Mr. Bot’s Revocable Living Trust and 102,350 Units owned by Mr. Bot’s spouse’s Revocable Living Trust.
(4)	Included 8,000 Units owned by Matthew Hasbargen Farm LLC of which Mr. Hasbargen is President.
(5)	Includes 30,000 Units owned by Jirak Brothers Farming Partnership of which Mr. Jirak is a partner and 10,000 Units owned by Triple J. Ranch, Inc. of which Mr. Jirak is a shareholder.
(6)	Includes 4,000 Units as of C R Koehl & Sons, Inc. of which Mr. Koehl is a 9.4% owner.
(7)	Includes 40,000 Units held by McIntyre Farms of which Mr. Pyle is a 25% owner and 10,000 Units held by HarMar LLC of which Mr. Pyle is a 33% owner.
(8)	Includes 69,000 Units owned by Vipond Farms of which Mr. Vipond is a 20% owner.
(9)	Includes indirect interest in 16,667 Units owned by Mr. Stofferahn’s spouse.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2020 and 2019 and fees, if any, for other services rendered by Widmer Roel during those periods.

	2020	2019
Audit Fees	$44,840	$52,025
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$44,840	$52,025

Audit Fees. The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2020 and 2019.

Audit-Related Fees. No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2020 and 2019.

Tax Fees. No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2020 and 2019.

All Other Fees. No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2020 and 2019.

The Cooperative’s Audit Committee would pre-approve all professional services provided by Widmer Roel to the Cooperative. The Audit Committee approved all of the services and the fees billed for such services to the Cooperative. The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant. None of the hours expended on the audit of the 2020 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial Statements

Report of Independent Registered Public Accounting Firm.
Balance Sheets as of December 31, 2020 and 2019.
Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018.
Statements of Changes in Members’ Equity for the Years Ended December 31, 2020, 2019 and 2018.
Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018.
Notes to the Financial Statements.

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits.

Exhibit No.	Exhibit Description

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

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2020 and August 31, 2019 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Form 10-Q filed November 6, 2020.

101

The following materials from this report, formatted in Extensible Business Reporting Language (XBRL), are filed herewith: (i) Balance Sheets at December 31, 2020 and December 31, 2019; (ii) Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018; (iv) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (v) Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Financial Statements.

Item 16. FORM 10-K SUMMARY

     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2021.

GOLDEN GROWERS COOPERATIVE

By:	/S/ Scott Stofferahn
Scott Stofferahn
Dated: March 5, 2021

Power of Attorney

Each person whose signature appears below appoints Scott Stofferahn as their true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, to perform all acts and execution of all documents which such attorney and agent may deem necessary or desirable to enable Golden Growers Cooperative to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with filing with the Commission the Annual Report on Form 10-K of Golden Growers Cooperative for the fiscal year ended December 31, 2020 and any and all amendments and exhibits thereto, and other documents in connection therewith, including specifically, but without limiting the generality of the foregoing, power and authority to sign the names of the undersigned to the Form 10-K and to any instruments and documents filed as part of or in connection with the Form 10-K or any amendments thereto; and the undersigned hereby ratify and confirm all actions taken and documents signed by said attorney and agent as provided herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of March 5, 2021.

/S/ Mark Harless	/S/ Nicolas Pyle
Mark Harless (Chairperson)	Nicolas Pyle (1st Vice Chairperson)

/S/ David Benedict	/S/ Richard Bot
David Benedict (Director)	Richard Bot (Director)

/S/ Matthew Hasbargen	/S/ Scott Jetvig
Matthew Hasbargen (Director, Secretary)	Scott Jetvig (Director)

/S/ Gary L. Jirak	/S/ Brett Johnson
Gary L. Jirak (Director)	Brett Johnson (Director)

/S/ Byron Koehl	/S/ Leslie Nesvig
Byron Koehl (Director)	Leslie Nesvig (Director, Treasurer)

/S/ Bruce Speich	/S/ Larry Vipond
Bruce Speich (Director)	Larry Vipond (Director)

/S/ Scott Stofferahn
Scott Stofferahn (principal executive, financial and accounting officer)

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Board of Directors
Golden Growers Cooperative
West Fargo, North Dakota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Growers Cooperative as of December 31, 2020 and 2019, and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Golden Growers Cooperative as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Cooperative’s management. Our responsibility is to express an opinion on the Cooperative’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Golden Growers Cooperative in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Golden Growers Cooperative is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Cooperative’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Carrying Value of the Investment in ProGold LLC

As described further in Notes 2 and 3 to the financial statements, the investment in ProGold LLC is recorded at historical cost plus its pro-rata share of ProGold LLC’s net income and additional paid-in capital less distributions received from ProGold LLC. Management evaluates the investment in ProGold LLC for impairment on an annual basis, or more frequently if impairment indicators exist. The determination of the carrying value of the investment in ProGold LLC requires management to make significant estimates and assumptions. Changes in these assumptions could materially affect the determination of the fair value of the investment in ProGold LLC.

We identified the carrying value of the investment in ProGold LLC as the critical audit matter. The principal consideration for this determination is that management utilized significant judgment when evaluating the investment in ProGold LLC for impairment. In turn, auditing management’s judgments regarding the key factors and assumptions, involved a high degree of subjectivity due to the uncertainty of management’s significant judgments.

Our audit procedures related to the carrying value of the investment in ProGold LLC included the following, among others:

•	We recalculated the carrying value using ProGold LLC’s August 31, 2020 audited financial statements and subsequent unaudited internal financial statements.
•	We reviewed audit working papers from ProGold LLC’s August 31, 2020 Audit.
•	We tested managements assertion that there was no impairment on the investment in ProGold LLC by independently assessing the assertion by performing the following procedures:

o	Reviewing current and previous operating conditions for indication of impairment
o	Reviewing board minutes and news for indications of impairment
o	Reviewing professional industry reports for indications of impairment

/s/ Widmer Roel PC

We have served as the Cooperative’s auditor since 2008.

Fargo, North Dakota
March 5, 2021

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS
DECEMBER 31, 2020 AND 2019

(Dollars In Thousands)

	December 31,

ASSETS	2020	2019
Current Assets:
Cash and Cash Equivalents	$3,547	$3,228
Short-Term Investments	3,438	1,807
Other Current Assets	258	275
Total Current Assets	7,243	5,310

Long-Term Investments	1,743	3,220
Investment in ProGold Limited Liability Company	16,976	18,059

Total Assets	$25,962	$26,589

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$2	$2
Accrued Liabilities	202	208
Total Current Liabilities	204	210

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2020 and December 31, 2019	25,758	26,379

Total Members’ Equity	25,758	26,379

Total Liabilities and Members’ Equity	$25,962	$26,589

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2020	2019	2018
OPERATIONS
Corn Revenue	$50,563	$54,296	$50,102
Corn Expense	(50,606)	(54,336)	(50,152)
Net Income from ProGold Limited Liability Company	5,936	7,659	6,924
General & Administrative Expenses	(500)	(565)	(535)
Net Income from Operations	5,393	7,054	6,339
Other Income	182	181	82
Net Income Before Income Tax	$5,575	$7,235	$6,421
Net Income	$5,575	$7,235	$6,421
Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480
Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.36	$0.47	$0.41

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2020	2019	2018
COMPREHENSIVE INCOME
Net Income	$5,575	$7,235	$6,421

Comprehensive Income	$5,575	$7,235	$6,421

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(Dollars In Thousands)

Total
Members’
Equity
BALANCE December 31, 2017	$26,246
Net income	6,421
Member distributions	(6,831)
Pension liability adjustment	—

BALANCE December 31, 2018	$25,836
Net income	7,235
Member distributions	(6,692)
Pension liability adjustment	—

BALANCE December 31, 2019	$26,379
Net income	5,575
Member distributions	(6,196)
Pension liability adjustment	—

BALANCE December 31, 2020	$25,758

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2020	2019	2018

Cash Flows from Operating Activities
Net Income	$5,575	$7,235	$6,421
Net (Income) from ProGold Limited Liability Company	(5,936)	(7,659)	(6,924)
Changes in assets and liabilities
Other Current Assets	17	(31)	(26)
Accrued liabilities and payables	(6)	(3)	(13)
Net Cash Used in Operating Activities	(350)	(458)	(542)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(154)	(106)	(4,701)
Distribution received from ProGold LLC	7,019	8,081	8,216

Net Cash Provided in Investing Activities	6,865	7,975	3,515

Cash Flows from Financing Activities
Member distributions paid	(6,196)	(6,692)	(6,831)
Net Cash Used by Financing Activities	(6,196)	(6,692)	(6,831)

Increase (Decrease) in Cash and Cash Equivalents	319	825	(3,858)

Cash and Cash Equivalents, Beginning of Year	3,228	2,403	6,261

Cash and Cash Equivalents, End of Year	$3,547	$3,228	$2,403

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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
DECEMBER 31, 2020, 2019 AND 2018

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

Income Taxes – Since September 1, 2009, Golden Growers Cooperative has been taxed as a limited liability company under Subchapter K of the Internal Revenue Code. As such, the Cooperative is generally not subject to income taxes. Instead, net income is reported by its members who will be responsible for any income taxes which may be due. Prior to September 1, 2009, Golden Growers Cooperative was an exempt cooperative for federal income tax purposes. As such, the cooperative was generally not subject to income taxes. Instead, net proceeds were allocated to the Cooperative's patrons who were responsible for any income taxes which may have been due. The Cooperative’s net financial basis in its assets and liabilities exceeded its tax basis by approximately $7.3 million and $7.3 million as of December 31, 2020 and 2019, respectively.

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits. At December 31, 2020, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $3.3 million.

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
DECEMBER 31, 2020, 2019 AND 2018

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold Limited Liability Company. Following is summary financial information for ProGold Limited Liability Company:

	December 31,
(In Thousands)	2020	2019	2018

Current Assets	$216	$230	$245
Long-Term Assets	39,700	38,962	38,643
Total Assets	$39,916	$39,192	$38,888

Current Liabilities	$3,106	$5	$5
Long-Term Liabilities	2,167	2,333	1,167
Total Liabilities	5,273	2,338	1,172

Members’ Equity	34,643	36,854	37,716

Total Liabilities and Members’ Equity	$39,916	$39,192	$38,888

Rent Revenue on Operating Lease	$16,293	$19,085	$17,571
Expenses	4,179	3,455	3,440

Net Income	$12,114	$15,630	$14,131

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 2 inputs.

December 31, 2020:	Level 1	Level 2	Level 3	Total
Corporate Bonds	$—	$4,848	$—	$4,848
Money Market & CD’s	—	441	—	441
	$—	$5,289	$—	$5,289

December 31, 2019:
Corporate Bonds	$—	$4,772	$—	$4,772
Money Market & CD’s	—	336	—	336
	$—	$5,108	$—	$5,108

The Cooperative’s investments held to maturity are as follows as of December 31, 2020 and 2019 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2020:
Corporate Bonds	$4,740	$113	$(5)	$4,848
Money Market & CD’s	441	—	—	441
	$5,181	$113	$(5)	$5,289

December 31, 2019:
Corporate Bonds	$4,691	$81	$—	$4,772
Money Market & CD’s	336	—	—	336
	$5,027	$81	$—	$5,108

Corporate bond maturities are as follows as of December 31, 2020 (in thousands):

	Net
	Carrying
	Amount	Fair Value

Due in 1 year or less	$2,997	$3,022
Due in 2 to 5 years	1,536	1,624
Due in 6 to 10 years	207	202
	$4,740	$4,848

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

NOTE 5 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

The Cooperative had no unrecognized tax benefits on December 31, 2020 and 2019. No interest or penalties are recognized in the statements of operations or in the balance sheets.

The Cooperative recognized no income tax expense for the years ended December 31, 2020, 2019 and 2018.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan as of January 1, 2013. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan. During the year ended December 31, 2020, 2019 and 2018, the pension expenses were $1,000, $0, and $4,000, respectively.

As of December 31, 2020, the pension plan was funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

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

Substantially all of the Plan’s assets consist of Collective Investment Trusts or Mutual Funds (Fund) and are valued based on Level I or Level II inputs, as determined from the Fund’s ASC 715-30 footnote included in the Fund’s audited financial statements. The Fund’s valuation techniques include market matrix pricing and market inputs, including bench mark yields, reported trades, broker/dealer quotes and others. There has been no changes in valuation techniques and inputs in 2020, 2019 and 2018.

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2020	2019

Discount Rate	3.50%	3.50%
Expected Return on Plan Assets	5.07%	5.45%
Rate of Compensation Increase	n/a %	n/a %

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands):

Expected
Benefit
Payments

2021	$55
2022	55
2023	50
2024	49
2025	49
2026-2030	239

Total	$497

The Cooperative does not expect to contribute to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018

Interest Cost	$25	$26	$32
Expected Return on Plan Assets	(46)	(44)	(38)
Amortization of Net (Gain) Loss	—	0	77
Net Periodic Pension Cost	$(21)	$(18)	$71

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2020 and 2019 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019

Change in Benefit Obligation
Obligation at the Beginning of the Period	$784	$734
Service Cost	—	—
Interest Cost	26	32
Actuarial (Gain) Loss	(3)	73
Benefits Paid	(55)	(55)

Obligation at the End of the Period	$752	$784

Change in Plan Assets
Fair Value at the Beginning of the Period	$844	$766
Actual Returns on Plan Assets	145	133
Employer Contributions	1	—
Benefits Paid	(55)	(55)

Fair Value at the End of the Period	$935	$844

Funded Status
Funded Status as of Period Ended	$183	$60

Net Amount Recognized	$—	$—

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $6,829, $6,931 and $6,662 for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $60,000 in 2020. The contract continues until the termination of the second amended and restated facility lease agreement between ProGold and Cargill, which was effective as of January 1, 2018

On April 4, 2017, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018, relating to the lease of ProGold’s wet-milling facility to Cargill and the Cooperative’s interest in ProGold. On the same day, Cargill and American Crystal entered into an Option Agreement, effective on January 1, 2018, detailing the price, term and other conditions under which American Crystal grants to Cargill an exclusive option to purchase a 50% interest in ProGold from American Crystal during the first four years of the lease. Under the Consent Agreement, the Cooperative approves and consents to the transfer of the 50% interest in ProGold from American Crystal to Cargill in the event Cargill exercises its option. The Cooperative also secures the right to purchase American Crystal’s remaining 1% interest in ProGold for a base price ranging from $1.7 million to $1.3 million, depending on when Cargill notifies American Crystal of its intention to exercise its option. The Cooperative would also be required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that have not been paid by Cargill to ProGold through additional rent with respect to certain projects at the facility. In the event Cargill intends to exercise its option, before exercising such option, Cargill and the Cooperative will expeditiously and in good faith work together to finalize agreements for the structure, governance and operation of ProGold according to certain operational principles and other guideline terms as provided in a Memorandum of Understanding attached to the Consent Agreement.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

NOTE 8 – LINE OF CREDIT

The Cooperative established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2022. The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank. There is no outstanding balance as of December 31, 2020.

NOTE 9 - SUBSEQUENT EVENTS

In February of 2021, the Cooperative declared a distribution of $2,013,762, or $.13 per outstanding membership unit.

Management has reviewed subsequent events through March 5, 2021 the date to which the financial statements were available to be issued and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.