Form 10-Q
period 2021-03-31
Golden Growers Cooperative
filed 2021-05-10
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021
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

As of May 07, 2021 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,974	$3,547
Short-Term Investments	3,770	3,438
Other Current Assets	35	258
Total Current Assets	6,779	7,243

Long-Term Investments	1,440	1,743
Investment in ProGold Limited Liability Company	17,300	16,976

Total Assets	$25,519	$25,962

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$2
Accrued Liabilities	1	202
Total Current Liabilities	1	204

Non-Current Liabilites	—	—

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2021 and December 31, 2020	25,518	25,758
Accumulated Other Comprehensive Income (Loss)	—	—

Total Members’ Equity	25,518	25,758

Total Liabilities and Members’ Equity	$25,519	$25,962

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
OPERATIONS
Corn Revenue	$23,501	$14,743
Corn Expense	(23,515)	(14,757)
Net Income from ProGold Limited Liability Company	1,894	1,943
General & Administrative Expenses	(147)	(171)

Net Income from Operations	1,733	1,758

Other Income	41	50

Net Income Before Income Tax	$1,774	$1,808

Net Income	$1,774	$1,808

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.11	$0.12

	Three Months Ended
	March 31, 2021	March 31, 2020
COMPREHENSIVE INCOME
Net Income	$1,774	$1,808
Other Comprehensive Income (Loss), Net	—	(7)
Comprehensive Income	$1,774	$1,801

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

See Notes to Condensed Financial Statements
	Three Months Ended
	March 31, 2021	March 31, 2020

Changes in Members' Equity
Balance, Beginning of the Period	$25,758	$26,379
Net Income	1,774	1,808
Pension Liability Adjustment	—	(7)
Distributions to Members	(2,014)	(2,168)
Balance, End of the Period	$25,518	$26,012

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

Cash Flows from Operating Activities
Net Income	$1,774	$1,808
Net (Income) from ProGold Limited Liability Company	(1,894)	(1,943)
Changes in assets and liabilities
Other Current Assets	223	231
Accrued liabilities and payables	(203)	(91)
Net Cash Provided (Used) in Operating Activities	(100)	5

Cash Flows from Investing Activities
(Purchase) Sale of investments	(29)	(39)
Distribution received from ProGold LLC	1,570	1,899

Net Cash Provided in Investing Activities	1,541	1,860

Cash Flows from Financing Activities
Member distributions paid	(2,014)	(2,168)
Net Cash Used by Financing Activities	(2,014)	(2,168)

Increase (Decrease) in Cash and Cash Equivalents	(573)	(303)

Cash and Cash Equivalents, Beginning of Year	3,547	3,228

Cash and Cash Equivalents, End of Year	$2,974	$2,925

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three-month period ended March 31, 2021 and 2020 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2021.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the monthly unaudited financial statements of ProGold LLC:

	March 31,		December 31,
(In Thousands)	2021	2020	2020

Current Assets	$241	$211	$216
Long-Term Assets	39,958	39,113	39,700
Total Assets	$40,199	$39,324	$39,916

Current Liabilities	$2,812	$88	$3,106
Long-Term Liabilities	2,083	2,292	2,167
Total Liabilities	4,895	2,380	5,273

Members’ Equity	35,304	36,944	34,643

Total Liabilities and Members’ Equity	$40,199	$39,324	$39,916

Rent Revenue on Operating Lease	$4,548	$4,833	$16,293
Expenses	682	867	4,179

Net Income	$3,866	$3,966	$12,114

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 2 inputs.

March 31, 2021:	Level 1	Level 2	Level 3	Total
Corporate Bonds	$—	$5,275	$—	$5,275
Money Market & CD’s	—	15	—	15
	$—	$5,290	$—	$5,290

December 31, 2020:
Corporate Bonds	$—	$4,848	$—	$4,848
Money Market & CD’s	—	441	—	441
	$—	$5,289	$—	$5,289

Maturities are as follows as of March 31, 2021:

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$3,755	$3,769
Due in 2 to 5 years	1,233	1,306
Greater than 5 years	207	200
	$5,195	$5,275

The Coopertive’s investments held to maturity are as follows as of March 31, 2021 and December 31, 2020:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2021:
Corporate Bonds	$5,195	$88	$(8)	$5,275
Money Market & CD’s	15	—	—	15
	$5,210	$88	$(8)	$5,290

December 31, 2020:
Corporate Bonds	$4,740	$113	$(5)	$4,848
Money Market & CD’s	441	—	—	441
	$5,181	$113	$(5)	$5,289

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan as of January 1, 2013. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The plan’s fair value and benefit obligation will vary over time as a result of changes in market interest rates, the life expectancy of plan participants, and benefit payments. As of December 31, 2020, the plan had a total fair value of $935,000 and a benefit obligation of $752,000. For the same period in 2019, the plan had a total fair value of $844,000 and a benefit obligation of $784,000.

For the three month periods ended March 31, 2021 and 2020, the Cooperative made $0 in contributions. The Cooperative does not anticipate making a contribution in 2021. Contributions in 2020 totaled $1,000.

NOTE 6 – REVENUE RECOGNITION

The Cooperative derives revenue from two sources: operations related to the marketing of members’ corn and income derived from the Cooperative’s membership interest in ProGold LLC. The Cooperative recognizes revenue from its corn marketing operations equal to the value of the corn that is delivered to Cargill. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC wet-milling facility. To fulfill that requirement, the Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both. Under Method A, a member is required to physically deliver corn to the Cooperative and under Method B a member appoints the Cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf. The Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B. In exchange for these services, the Cooperative pays an annual fee of $60,000, paid in quarterly installments.

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

For the three month periods ended March 31, 2021 and 2020, the Cooperative recognized corn revenue of $23.5 million and $14.7 million, respectively. Disaggregated revenue for the three month periods ended March 31, 2021 and 2020 is as follows: revenue from Method A deliveries totaled $9.0 million and $5.3 million, respectively; and revenue from Method B deliveries totaled $14.5 million and $9.4 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 26, 2021, the Cooperative made distributions to its members totaling $2,013,762, or $0.13 per outstanding membership unit. On February 14, 2020, the Cooperative made distributions to its members totaling $2,168,667 or $0.14 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate. This line of credit matures October 16, 2022. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There is no outstanding balance as of March 31, 2021 or December 31, 2020.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the March 31, 2021 financial statements and concluded that no subsequent events have occurred that would require recognition in the March 31, 2021 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. The Cooperative’s actual results could differ materially from those indicated in the forward-looking statements for many reasons, including events beyond the Cooperative’s control and assumptions that prove to be inaccurate or unfounded. The Cooperative’s actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of the Cooperative’s minority ownership interest in ProGold; (ii) fluctuations in the market price per bushel of corn; (iii) the continued impact of the novel coronavirus (COVID-19); and (iv) other factors described from time to time in the Cooperative’s Securities and Exchange Commission filings. The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,506 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest. ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”), which uses the facility to process corn into high fructose corn syrup. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

For fiscal year 2021, members elected to deliver 27% of their corn by Method A and members elected to deliver 73% of their corn by Method B. This election will result in 27% of the Cooperative’s income and/or losses and 27% of any cash distributions being allocated to the Method A pool in fiscal year 2021, which reflects the actual percentage of corn members elected to deliver using Method A and does not result in reallocation to meet the 25% requirement set forth in the Cooperative’s Bylaws.

Impact of COVID-19

The Cooperative continues to monitor the global outbreak of the novel coronavirus (COVID-19) and its impact on the Cooperative’s results of operations and financial condition. Demand for high fructose corn syrup in food service and entertainment sectors declined. Corn millers idled ethanol plants in response to a depressed demand for ethanol in 2020. Improved ethanol demand has resulted in increased production for 2021. With improving conditions for 2021, food service and entertainment sectors are likely to increase high fructose corn syrup demand as the year progresses. The ProGold facility currently continues to operate in the ordinary course and the Cooperative’s overall business has not been impacted; however, the Cooperative is unable to predict the long-term impact of COVID-19 on its business or the impact on the future operations of the ProGold facility.

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

For the three-month period ended March 31, 2021, the Cooperative sold approximately 4.6 million bushels of corn compared to approximately 4.4 million bushels of corn sold during the three-month period ended March 31, 2020. For the three-month period ended March 31, 2021, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1.8 million bushels of corn using Method A and 2.8 million bushels of corn using Method B. In the same respective periods in 2020, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1.6 million bushels of corn using Method A and 2.8 million bushels of corn using Method B.

For the three-month period ended March 31, 2021, the Cooperative recognized corn revenue of $23,501,000 compared to $14,743,000 during the same period in 2020, an increase of 59% for the first quarter due primarily to an increase in the price per bushel of corn sold year to date in 2021 compared to 2020.

Expenses. The Cooperative recognized corn expense of $23,515,000 and $14,757,000 for the three-month period ended March 31, 2021 and 2020 respectively, an increase of 59% for the first quarter due primarily to an increase in the price per bushel of corn purchased in 2021 compared to 2020.

The Cooperative recognized expense of $15,000 for the three-month period ended March 31, 2021 and 2020 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three-month period ended March 31, 2021 and 2020 of $1,894,000 and $1,943,000, respectively, a decrease of 3% for the first quarter due primarily to an increase in ProGold LLC’s operating expenses in 2021 compared to 2020.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three-month period ended March 31, 2021 was $147,000, compared to $171,000 during the same respective period in 2020. The decrease in administrative expenses is primarily due to the timing of expenses.

Other Income. Interest income for the three-month period ended March 31, 2021 was $41,000 compared to $50,000 during the same period in 2020.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2021 was $6,778,000 compared to $5,232,000 at March 31, 2020. The increased working capital at the end of the first quarter of 2021 as compared to the same period in 2020 is primarily related to increased short-term investments as bonds no longer considered long term were reclassified as short term. The Cooperative received cash distributions from ProGold LLC totaling $1,570,000 for the three-month period ended March 31, 2021 compared to $1,899,000 for the three-month period ended March 31, 2020.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate, which line of credit terminates on October 16, 2022. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of March 31, 2021 or December 31, 2020.

The Cooperative had no long-term debt as of March 31, 2021 and March 31, 2020 and used operating cash flows of $100,000 for the three-month period ended March 31, 2021 compared to received operating cash flows of $5,000 for the three-month period ended March 31, 2020. The decrease in operating cash flows for the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020 is primarily due to a change in timing of payments.

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

Significant Accounting Estimates and Policies

The Cooperative generally does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year. The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2021. The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period. The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned. The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

The Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Financial Statements in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no other significant changes in the Cooperative’s significant accounting policies or critical accounting estimates since December 31, 2020.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Cooperative is not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2021. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: May 10, 2021	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer