Form 10-Q
period 2021-06-30
Golden Growers Cooperative
filed 2021-08-11
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities [ ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [X]
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

As of August 9, 2021 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,329	$3,547
Short-Term Investments	3,864	3,438
Other Current Assets	47	258
Total Current Assets	6,240	7,243

Long-Term Investments	1,390	1,743
Investment in ProGold LLC	18,234	16,976

Total Assets	$25,864	$25,962

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$2
Accrued Liabilities	3	202
Total Current Liabilities	3	204

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2021 and December 31, 2020	25,861	25,758

Total Members’ Equity	25,861	25,758

Total Liabilities and Members’ Equity	$25,864	$25,962

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
OPERATIONS
Corn Revenue	$26,334	$11,183	$49,835	$25,926
Corn Expense	(26,351)	(11,198)	(49,866)	(25,955)
Net Income from ProGold LLC	2,452	1,084	4,346	3,027
General & Administrative Expenses	(120)	(115)	(267)	(286)

Net Income from Operations	2,315	954	4,048	2,712

Other Income	41	47	83	97

Net Income Before Income Tax	$2,356	$1,001	$4,131	$2,809

Net Income	$2,356	$1,001	$4,131	$2,809

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.15	$0.06	$0.27	$0.18

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
COMPREHENSIVE INCOME
Net Income	$2,356	$1,001	$4,131	$2,809

Comprehensive Income	$2,356	$1,001	$4,131	$2,809

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Changes in Members' Equity
Balance, Beginning of the Period	$25,518	$26,012	$25,758	$26,379
Net Income	2,356	1,001	4,131	2,809
Pension Liability Adjustment	—	8	—	—
Distributions to Members	(2,013)	(2,015)	(4,028)	(4,182)
Balance, End of the Period	$25,861	$25,006	$25,861	$25,006

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020

Cash Flows from Operating Activities
Net Income	$4,131	$2,809
Net (Income) from ProGold LLC	(4,346)	(3,027)
Realized (Gain) Loss - Investments	1	(1)
Changes in assets and liabilities
Other Current Assets	211	214
Accrued liabilities and payables	(199)	(210)
Net Cash Used in Operating Activities	(202)	(215)

Cash Flows from Investing Activities
Purchase of investments	(74)	(78)
Distribution received from ProGold LLC	3,086	3,525

Net Cash Provided in Investing Activities	3,012	3,447

Cash Flows from Financing Activities
Member distributions paid	(4,028)	(4,182)
Net Cash Used by Financing Activities	(4,028)	(4,182)

Decrease in Cash and Cash Equivalents	(1,218)	(950)

Cash and Cash Equivalents, Beginning of Period	3,547	3,228

Cash and Cash Equivalents, End of Period	$2,329	$2,278

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the six-month period ended June 30, 2021 and 2020 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the six-month period ended June 30, 2021 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2021.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the monthly unaudited financial statements of ProGold LLC:

	June 30,		December 31,
(In Thousands)	2021	2020	2020

Current Assets	$1,077	$932	$216
Long-Term Assets	41,533	39,755	39,700
Total Assets	$42,610	$40,687	$39,916

Current Liabilities	$3,396	$2,600	$3,106
Long-Term Liabilities	2,000	2,250	2,167
Total Liabilities	5,396	4,850	5,273

Members’ Equity	37,214	35,837	34,643

Total Liabilities and Members’ Equity	$42,610	$40,687	$39,916

Rent Revenue on Operating Lease	$10,271	$7,780	$16,293
Expenses	1,401	1,603	4,179

Net Income	$8,870	$6,177	$12,114

NOTE 4 –INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 2 inputs.

June 30, 2021:	Level 1	Level 2	Level 3	Total
Corporate Bonds	$—	$5,254	$—	$5,254
Money Market & CD’s	—	53	—	53
	$—	$5,307	$—	$5,307

December 31, 2020:
Corporate Bonds	$—	$4,848	$—	$4,848
Money Market & CD’s	—	441	—	441
	$—	$5,289	$—	$5,289

Maturities are as follows as of June 30, 2021:

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$3,811	$3,799
Due in 2 to 5 years	1,289	1,355
Greater than 5 years	100	100
	$5,200	$5,254

The Coopertive’s investments held to maturity are as follows as of June 30, 2021 and December 31, 2020:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2021:
Corporate Bonds	$5,200	$55	$(1)	$5,254
Money Market & CD’s	53	—	—	53
	$5,253	$55	$(1)	$5,307

December 31, 2020:
Corporate Bonds	$4,740	$113	$(5)	$4,848
Money Market & CD’s	441	—	—	441
	$5,181	$113	$(5)	$5,289

NOTE 5 –EMPLOYEE BENEFIT PLANS

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

For the six month periods ended June 30, 2021 and 2020, the Cooperative made $0 in contributions. The Cooperative does not anticipate making a contribution in 2021. Contributions in 2020 totaled $1,000.

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

For the six month periods ended June 30, 2021 and 2020, the Cooperative recognized corn revenue of $49.8 million and $25.9 million, respectively. Disaggregated revenue for the six month periods ended June 30, 2021 and 2020 is as follows: revenue from Method A deliveries totaled $16.7 million and $8.6 million , respectively; and revenue from Method B deliveries totaled $33.1 million and $17.3 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 26, 2021, the Cooperative made distributions to its members totaling $2,013,762, or $0.13 per outstanding membership unit. On June 29, 2021, the Cooperative made distributions to its members totaling $2,013,762 or $0.13 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate. This line of credit matures October 16, 2022. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of June 30, 2021 or December 31, 2020.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2021 financial statements and concluded that no subsequent events have occurred that would require recognition in the June 30, 2021 financial statements.

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

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,504 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest. ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”), which uses the facility to process corn into high fructose corn syrup. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

For the three and six-month periods ended June 30, 2021, the Cooperative sold approximately 4.0 and 8.6 million bushels of corn compared to approximately 4.0 and 8.4 million bushels of corn sold during the three and six-month periods ended June 30, 2020. For the three and six-month periods ended June 30, 2021, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1.2 and 2.9 million bushels of corn using Method A and 2.8 and 5.7 million bushels of corn using Method B. In the same respective periods in 2020, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1.2 and 2.8 million bushels of corn using Method A and 2.8 and 5.7 million bushels of corn using Method B.

For the three and six-month periods ended June 30, 2021, the Cooperative recognized corn revenue of $26,334,000 and $49,835,000 compared to $11,183,000 and $25,926,000, during the same respective periods in 2020, an increase of 136% for the second quarter and an increase of 92% year to date due primarily to an increase in the price per bushel of corn sold year to date in 2021 compared to 2020.

Expenses. The Cooperative recognized corn expense of $26,351,000 and $49,866,000 for the three and six-month periods ended June 30, 2021, respectively, compared to $11,198,000 and $25,955,000 during the same respective periods in 2020, an increase of 135% for the second quarter, and an increase of 92% year to date due primarily to an increase in the price per bushel of corn purchased in 2021 compared to 2020.

The Cooperative recognized expense of $15,000 and $30,000 for the three and six-month periods ended June 30, 2021, respectively, and during the same respective periods in 2020 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and six-month periods ended June 30, 2021 of $2,452,000 and $4,346,000, respectively, compared to $1,084,000 and $3,027,000 during the same respective periods in 2020, an increase of 126% for the second quarter and an increase of 44% year to date due primarily to increased lease revenue and a reduction in depreciation expenses in 2021 compared to 2020.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and six-month periods ended June 30, 2021 were $120,000 and $267,000, respectively, compared to $115,000 and $286,000 during the same respective periods in 2020. The decrease in administrative expenses for the six month period ended June 30, 2021 compared to the six month period ended June 30, 2020 is primarily due to the timing of expenses.

Other Income. Interest income for the three and six-month periods ended June 30, 2021 was $41,000 and $83,000 compared to $47,000 and $97,000 during the same respective periods in 2020. The decrease is primarily due to lower interest on investments. Realized gain (loss) on investments for the three and six month periods ended June 30, 2021 was $0 and ($1,000), respectively, compared to $1,000 and $1,000 during the same respective periods in 2020.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2021 was $6,237,000 compared to $4,374,000 at June 30, 2020. The increased working capital at the end of the second quarter of 2021 as compared to the same period in 2020 was the result of changes in the timing of maturities of the Cooperative’s investments. The Cooperative received cash distributions from ProGold LLC totaling $3,086,000 for the six-month period ended June 30, 2021 compared $3,525,000 for the six-month period ended June 30, 2020. Reduced ProGold LLC distributions are related primarily to reduced lease income and increased capital expense.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate, which line of credit terminates on October 16, 2022. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of June 30, 2021 or December 31, 2020.

The Cooperative had no long-term debt as of June 30, 2021 and June 30, 2020 and used operating cash flows of $202,000 for the six-month period ended June 30, 2021 compared to $215,000 for the six-month period ended June 30, 2020. The decrease in operating cash flows for the six month period ended June 30, 2021 compared to the six month period ended June 30, 2020 is primarily due to a change in timing of expenses.

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

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2021. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: August 11, 2021	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer