Form 10-Q
period 2021-09-30
Golden Growers Cooperative
filed 2021-11-09
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021
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

YES  [   ]                                                        NO  [X]

As of November 8, 2021 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)
	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,178	$3,547
Short-Term Investments	3,772	3,438
Other Current Assets	46	258
Total Current Assets	6,996	7,243

Long-Term Investments	1,490	1,743
Investment in ProGold LLC	19,062	16,976

Total Assets	$27,548	$25,962

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$2
Accrued Liabilities	2,014	202
Total Current Liabilities	2,014	204

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2021 and December 31, 2020	25,534	25,758

Total Members’ Equity	25,534	25,758

Total Liabilities and Members’ Equity	$27,548	$25,962

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
OPERATIONS
Corn Revenue	$19,554	$10,236	$69,389	$36,162
Corn Expense	(19,568)	(10,252)	(69,433)	(36,207)
Net Income from ProGold LLC	1,790	1,523	6,136	4,550
General & Administrative Expenses	(108)	(110)	(378)	(397)

Net Income from Operations	1,668	1,397	5,714	4,108

Other Income	18	44	103	142

Net Income Before Income Tax	$1,686	$1,441	$5,817	$4,250

Net Income	$1,686	$1,441	$5,817	$4,250

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.11	$0.09	$0.38	$0.27

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
COMPREHENSIVE INCOME
Net Income	$1,686	$1,441	$5,817	$4,250
Comprehensive Income	$1,686	$1,441	$5,817	$4,250
GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Changes in Members' Equity
Balance, Beginning of the Period	$25,862	$25,006	$25,758	$26,379
Net Income	1,686	1,441	5,817	4,250
Distributions to Members	(2,014)	(2,014)	(6,041)	(6,196)
Balance, End of the Period	$25,534	$24,433	$25,534	$24,433

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020

Cash Flows from Operating Activities
Net Income	$5,817	$4,250
Net (Income) from ProGold LLC	(6,136)	(4,550)
Changes in assets and liabilities
Other Current Assets	212	216
Accrued liabilities and payables	(204)	(209)
Net Cash Used in Operating Activities	(311)	(293)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(81)	(108)
Distribution received from ProGold LLC	4,050	5,031

Net Cash Provided by Investing Activities	3,969	4,923

Cash Flows from Financing Activities
Member distributions paid	(4,027)	(4,182)
Net Cash Used in Financing Activities	(4,027)	(4,182)

Increase (Decrease) in Cash and Cash Equivalents	(369)	448

Cash and Cash Equivalents, Beginning of Period	3,547	3,228

Cash and Cash Equivalents, End of Period	$3,178	$3,676

Non-Cash Financing Activity
Accrued Distributions Payable to Members	$2,014	$2,014

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three and nine months ended September 30, 2021 and 2020 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2021.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative has a 49% ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the monthly unaudited financial statements of ProGold LLC:

	September 30,		December 31,
(In Thousands)	2021	2020	2020

Current Assets	$3,048	$236	$216
Long-Term Assets	41,959	40,123	39,700
Total Assets	$45,007	$40,359	$39,916

Current Liabilities	$4,186	$263	$3,106
Long-Term Liabilities	1,917	4,224	2,167
Total Liabilities	6,103	4,487	5,273

Members’ Equity	38,904	35,872	34,643

Total Liabilities and Members’ Equity	$45,007	$40,359	$39,916

Rent Revenue on Operating Lease	$15,176	$12,037	$16,293
Expenses	2,654	2,751	4,179

Net Income	$12,522	$9,286	$12,114

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments held to maturity based on Level 2 inputs (in thousands):

September 30, 2021:	Level 1	Level 2	Level 3	Total
Corporate Bonds	$—	$5,175	$—	$5,175
Money Market & CD’s	—	133	—	133
	$—	$5,308	$—	$5,308

December 31, 2020:
Corporate Bonds	$—	$4,848	$—	$4,848
Money Market & CD’s	—	441	—	441
	$—	$5,289	$—	$5,289

Maturities are as follows as of September 30, 2021 (in thousands):

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$3,639	$3,624
Due in 2 to 5 years	1,300	1,362
Due in 6 to 10 years	190	189
	$5,129	$5,175

The Coopertive’s investments held to maturity are as follows as of September 30, 2021 and December 31, 2020 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2021:
Corporate Bonds	$5,129	$66	$(20)	$5,175
Money Market & CD’s	133	—	—	133
	$5,262	$66	$(20)	$5,308

December 31, 2020:
Corporate Bonds	$4,740	$113	$(5)	$4,848
Money Market & CD’s	441	—	—	441
	$5,181	$113	$(5)	$5,289

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

For the nine month periods ended September 30, 2021 and 2020, the Cooperative made $0 in contributions. The Cooperative does not anticipate making a contribution in 2021. Contributions in 2020 totaled $1,000.

NOTE 6 – REVENUE RECOGNITION

The Cooperative derives revenue from two sources: operations related to the marketing of members’ corn and income derived from the Cooperative’s membership interest in ProGold LLC. The Cooperative recognizes revenue from its corn marketing operations equal to the value of the corn that is delivered to Cargill and certain purchased corn and agency fees paid by members.

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

Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery, as well as an incentive payment of $.05 per bushel. Cargill pays the aggregate purchase price for corn purchased from the Cooperative’s members to the Cooperative and then, on the Cooperative’s behalf, makes individual payments for corn and incentive payments directly to the Cooperative’s members. In the event a member who has elected to deliver corn by Method A delivers to Cargill less than its committed amount of corn, the quantity of the shortfall is then purchased and delivered by Cargill on the Cooperative’s behalf. The purchase price is equal to the average price reported for Method A corn for the final month of the year. In addition, the Method A member with a shortfall will be charged a purchased corn fee and agency fee determined by the Cooperative’s Board of Directors. The aggregate purchase price for corn purchased from the Cooperative’s members, plus any applicable purchased corn fee and agency fee comprise Method A corn revenue. At the end of each month, Cargill reports the number of Method A bushels delivered and the average daily price paid for corn that Cargill purchased from Members on the Cooperative’s behalf. The product of the number of bushels delivered multiplied by the average monthly market price is reported as Method A corn expense. The incentive payment is also a component of Method A corn expense.

Members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf. Cargill acquires the corn as the Cooperative’s agent. Method B corn revenue will be equal to the price paid by Cargill to acquire the corn from the Cooperative, plus the member agency fee. Corn expense for Method B deliveries will be the weighted average price for Method A corn during the quarter multiplied by the number of Method B bushels purchased during the quarter.

The Cooperative’s Board of Directors has the discretion to change the member incentive payment, purchased corn and agency fees based on the Cooperative’s corn delivery needs. The Cargill agency fee is also a component of corn expense.

For the nine month periods ended September 30, 2021 and 2020, the Cooperative recognized corn revenue of $69.4 million and $36.2 million, respectively. Disaggregated revenue for the nine month periods ended September 30, 2021 and 2020 is as follows: revenue from Method A deliveries totaled $19.9 million and $10.4 million, respectively; and revenue from Method B deliveries totaled $49.5 million and $25.8 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 26, 2021, the Cooperative made distributions to its members totaling $2,013,762, or $0.13 per outstanding membership unit. On June 29, 2021, the Cooperative made distributions to its members totaling $2,013,762 or $0.13 per outstanding membership unit. At its September meeting, the Cooperative’s Board of Directors authorized a distribution to its members totaling $2,013,762, or $0.13 per outstanding membership unit, to be paid in October 2021. On October 14, 2021 the Cooperative made the distribution to its members.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate. This line of credit matures on October 16, 2022. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of September 30, 2021 or December 31, 2020.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2021 financial statements and concluded that no subsequent events have occurred that would require recognition in the September 30, 2021 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. The Cooperative’s actual results could differ materially from those indicated in the forward-looking statements for many reasons, including events beyond the Cooperative’s control and assumptions that prove to be inaccurate or unfounded. The Cooperative’s actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of the Cooperative’s minority ownership interest in ProGold LLC; (ii) fluctuations in the market price per bushel of corn; (iii) the unknown impact of the novel coronavirus (COVID-19); and (iv) other factors described from time to time in the Cooperative’s Securities and Exchange Commission filings. The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,499 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative owns a 49% membership interest. ProGold LLC leases its corn wet milling facility to Cargill Incorporated (“Cargill”), which uses the facility to process corn into high fructose corn syrup. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

Impact of COVID-19

The Cooperative continues to monitor the global outbreak of the novel coronavirus (COVID-19) and its impact on the Cooperative’s results of operations and financial condition. Demand for high fructose corn syrup in food service and entertainment sectors declined. Corn millers idled ethanol plants in response to a depressed demand for ethanol. Improved ethanol demand has resulted in increased production for 2021. With improving conditions for 2021, food service and entertainment sectors are likely to increase high fructose corn syrup demand through the end of 2021. The ProGold facility currently continues to operate in the ordinary course and the Cooperative’s overall business has not been impacted; however, the Cooperative is unable to predict the long-term impact of COVID-19 on its business or the impact on the future operations of the ProGold facility.

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

For the three and nine-month periods ended September 30, 2021, the Cooperative sold approximately 3.4 and 12.0 million bushels of corn compared to approximately 3.4 and 11.9 million bushels of corn sold during the three and nine-month periods ended September 30, 2020. For the three and nine-month periods ended September 30, 2021, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 0.6 and 3.5 million bushels of corn using Method A and 2.8 and 8.5 million bushels of corn using Method B. In the same respective periods in 2020, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 0.6 and 3.4 million bushels of corn using Method A and 2.8 and 8.5 million bushels of corn using Method B.

For the three and nine-month periods ended September 30, 2021, the Cooperative recognized corn revenue of $19,554,000 and $69,389,000 compared to $10,236,000 and $36,162,000, during the same respective periods in 2020, an increase of 91% for the third quarter and an increase of 92% year to date due primarily to an increase in the price per bushel of corn sold year to date in 2021 compared to 2020.

Expenses. The Cooperative recognized corn expense of $19,568,000 and $69,433,000 for the three and nine-month periods ended September 30, 2021, respectively, compared to $10,252,000 and $36,207,000 during the same respective periods in 2020, an increase of 91% for the third quarter, and an increase of 92% year to date due primarily to an increase in the price per bushel of corn purchased in 2021 compared to 2020.

The Cooperative recognized expense of $15,000 and $45,000 for the three and nine-month periods ended September 30, 2021, respectively, and during the same respective periods in 2020 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and nine-month periods ended September 30, 2021 of $1,790,000 and $6,136,000, respectively, compared to $1,523,000 and $4,550,000 during the same respective periods in 2020, an increase of 18% for the third quarter and an increase of 35% year to date due primarily to an increase in ProGold LLC’s lease income in 2021 compared to 2020.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and nine-month periods ended September 30, 2021 were $108,000 and $378,000, respectively, compared to $111,000 and $397,000 during the same respective periods in 2020. The decrease in administrative expenses for the nine month period ended September 30, 2021 compared to the nine month period ended September 30, 2020 is primarily due to the reduced legal and financial services expenses.

Other Income. Interest income for the three and nine-month periods ended September 30, 2021 was $18,000 and $103,000 compared to $44,000 and $142,000 during the same respective periods in 2020. The decrease is primarily due to lower interest on investments.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2021 was $4,982,000 compared to $3,988,000 at September 30, 2020. The increased working capital at the end of the third quarter of 2021 as compared to the same period in 2020 was the result of changes in the timing of maturities of the Cooperative’s investments. The Cooperative received cash distributions from ProGold LLC totaling $4,050,000 for the nine-month period ended September 30, 2021 compared $5,031,000 for the nine-month period ended September 30, 2020. Reduced ProGold LLC distributions are primarily related to increased capital expenditures by ProGold LLC.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit will terminate on October 16, 2022. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of September 30, 2021 or December 31, 2020.

The Cooperative had no long-term debt as of September 30, 2021 and September 30, 2020 and used operating cash flows of $311,000 for the nine-month period ended September 30, 2021 compared to used cash flows of $293,000 for the nine-month period ended September 30, 2020. The increase in operating cash flows for the nine month period ended September 30, 2021 compared to the nine month period ended September 30, 2020 is primarily due to a change in the timing of expenses.

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

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2021. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2021 and 2020 – filed herewith.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) balance sheets, (ii) statements of operations and comprehensive income, (iii) statements of cash flows, and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 9, 2021	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer