Form 10-K
period 2021-12-31
Golden Growers Cooperative
filed 2022-03-08
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021 or

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

_________________________________________

As of March 7, 2022, the registrant had 15,490,480 Units issued and outstanding. There is no established public market for the registrant’s Units. Although there is a limited, private market for the registrant’s Units, the registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the registrant’s Units held by non-affiliates.

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

PART I

Item 1. BUSINESS

GENERAL

Golden Growers Cooperative is a value-added agricultural cooperative association owned by 1,489 members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing into a value-added product. The Cooperative was originally formed in 1994 as a North Dakota agricultural cooperative. On September 1, 2009, by way of a series of mergers, the Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B. A Minnesota cooperative association formed under Minnesota Statutes 308B operates as a cooperative for state law purposes but is treated as a partnership under Subchapter K of the Internal Revenue Code of 1986, as amended (the “Code”) for tax purposes.

Information about the Cooperative can be found on our website, https://goldengrowers.com. We are neither including nor incorporating by reference herein the information contained on our corporate website. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Exchange Act requires us to file periodic reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

History

The Cooperative was originally formed in 1994 as a North Dakota cooperative with the goal of allowing its members to receive additional value from the corn that they grow through the processing of that corn into value-added products, such as corn sweeteners. The Cooperative accomplished this purpose by forming a joint venture with American Crystal Sugar Company (“American Crystal”) that formed ProGold Limited Liability Company (“ProGold”), a Minnesota limited liability company that designed and constructed a corn wet-milling facility in Wahpeton, North Dakota to process corn into high fructose corn syrup and related co-products. The Cooperative’s membership in ProGold LLC included a right and obligation for the Cooperative to deliver corn to the ProGold facility for processing. The Cooperative’s members delivered corn to the ProGold facility on the Cooperative’s behalf to meet this delivery obligation.

On November 1, 1997, ProGold entered into an operating lease with Cargill Incorporated (“Cargill”) for the entire ProGold facility. Cargill has operated the facility continually since this time. On April 4, 2017, ProGold and Cargill entered into a Second Amended and Restated Facility Lease (the “Facility Lease”), which commenced on January 1, 2018 and continues through December 31, 2022. In connection with Cargill’s exercise of its Option under the Option Agreement (as described below), the parties entered into that certain First Amendment to Second Amended and Restated Facility Lease, effective March 1, 2022, extending the term of the Facility Lease through December 31, 2026.

While ProGold no longer operates the wet-milling facility, the Cooperative, through its members, continues to have an obligation to deliver corn directly to Cargill at the wet-milling facility for processing into high fructose corn syrup and related co-products. For more information regarding the Facility Lease and the Option Agreement, see “Business Operations” and “Ownership in ProGold.”

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

Since November 1997, ProGold has leased its corn wet-milling facility to Cargill. Throughout the term of the lease between Cargill and ProGold, our members, on the Cooperative’s behalf, have delivered corn to the facility for processing into high fructose corn syrup and related co-products. It is our ownership interest in ProGold that creates a value-added relationship between our growers and the facility. Notwithstanding this cooperative arrangement, Cargill is an integral part of our financial success. Apart from the lease, Cargill also provides the Cooperative services that allow us to facilitate corn delivery at little or no expense. In addition, the lease payments Cargill makes to ProGold that are in turn distributed to the Cooperative provide us with the cash to make distributions to our members. Under the terms of the Facility Lease, Cargill paid ProGold an annual lease payment of $15.5 million in 2021 and will pay an annual lease payment of $15.5 million in 2022 and 2023, and $16 million in 2024 through 2026. ProGold has agreed to pay at least $750,000 in 2022 and 2023 and $500,000 in 2024 through 2026 for infrastructure maintenance and may also be required to pay additional sums in order to make certain capital improvements. The payments will reduce any income available for ProGold’s members at the time of such expenses. The Cooperative and Cargill would experience any such reduction in ProGold’s income proportionately based on their percentage ownership of ProGold.

Any person residing in the United States can own Units in the Cooperative as long as that person delivers or provides for the delivery of corn for processing at the ProGold facility. Ownership of our Units requires our members to deliver corn to the Cooperative in proportion to the number of Units each member holds. Currently 15,490,480 Units are issued and outstanding. The Cooperative’s income and losses are allocated to our members based on the volume of corn a member delivers or has delivered. Subject to certain limitations, as long as a member patronizes the Cooperative by delivering corn in proportion to the number of Units held by the member, the member will be allocated a corresponding portion of our income (or loss). In this way, we operate on a cooperative basis.

To hold our Units a member is required to execute a Uniform Member Agreement that obligates the member to deliver corn to us and an Annual Delivery Agreement by which each member annually elects the member’s method to deliver corn — either Method A or Method B, or a combination of both. Under Method A, a member is required to physically deliver the required bushels of corn to us either at the ProGold facility or another location designated by the Cooperative. Under Method B, a member appoints us as its agent to arrange for the acquisition and delivery of the required bushels of corn on the member’s behalf. Apart from leasing the facility from ProGold, Cargill is in the grain services business. In order to provide delivery services to our members in the most cost-effective manner, the Cooperative has entered into an agreement with Cargill whereby we appoint Cargill as our agent to arrange for the delivery of the corn by our members who elect to deliver corn using Method A, and we appoint Cargill as our agent to acquire corn on our behalf for our members who elect to deliver corn using Method B. If a member elects to deliver corn using Method B, the price per bushel the Cooperative pays to the member is equal to the price per bushel paid by Cargill to acquire the corn as our agent. The Cooperative pays members who deliver corn under Method A the market price or contracted price for their corn at the time of delivery. Members who deliver corn under Method A receive from the Cooperative an incentive payment of $.05 per bushel on the corn that they deliver, while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having us deliver corn on their behalf. The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of our Board of Directors. While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf.

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

Our members can change their delivery method annually, so the number of members delivering by Method A or Method B changes each year.

In exchange for the services set forth above with respect to handling our member’s delivery of corn to the wet-milling facility, we paid Cargill an annual fee of $60,000 in 2021. This fee was paid in quarterly installments. In addition, we also pay Cargill a per-bushel fee if a Method A member fails to deliver corn. This amount is in addition to any reimbursement we are required to pay Cargill for a Method A member’s failure to deliver.

All of our agreements with Cargill terminate at the expiration of the lease between Cargill and ProGold. Effective March 1, 2022, the term of the Facility Lease was extended through December 31, 2026.

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

For each of the 2020 and 2021 fiscal years, our members elected to and delivered 27% of the bushels of corn by Method A and 73% of the bushels of corn by Method B. For each year, this resulted in 27% of our income and/or losses and 27% of any cash distributions being allocated to the Method A pool. This reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

Ownership in ProGold

Prior to March 1, 2022, the Cooperative and American Crystal owned a 49% interest and 51% in ProGold, respectively. In connection with its interest in ProGold, the Cooperative has the right and obligation to deliver corn to be processed at the wet-mining facility. On April 4, 2017, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018 (the “Consent Agreement”), relating to the lease of ProGold’s wet-milling facility to Cargill and the Cooperative’s interest in ProGold. On the same day, Cargill and American Crystal entered into an Option Agreement, effective on January 1, 2018 (the “Option Agreement”), detailing the price, term and other conditions under which American Crystal granted to Cargill an exclusive option (the “Option”) to purchase a 50% interest in ProGold from American Crystal during the first four years of the lease. Under the Consent Agreement, the Cooperative approves and consents to the transfer of the 50% interest in ProGold from American Crystal to Cargill in the event Cargill exercises its option. The Cooperative also secures the right to purchase American Crystal’s remaining 1% interest in ProGold for a base price ranging from $1.7 million to $1.3 million, depending on when Cargill notifies American Crystal of its intention to exercise its option. The Cooperative would also be required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that have not been paid by Cargill to ProGold through additional rent with respect to certain projects at the facility.

Cargill exercised its Option under the Option Agreement to purchase a 50% interest in ProGold from American Crystal. Simultaneously with the exercise of the Option, the Cooperative, pursuant to the Consent Agreement, elected to purchase American Crystal’s remaining 1% interest in ProGold. As a result of these transactions, effective March 1, 2022, the Cooperative and Cargill each own a 50% interest in ProGold. In connection with the Option exercise, ProGold and Cargill entered into that certain First Amended to Second Amended and Restated Facility Lease, effective March 1, 2022, which extended the term of the Facility Lease through December 31, 2026.

Also in connection with the Option exercise, the Cooperative, Cargill and ProGold entered into that certain ProGold Limited Liability Company Agreement (the “Operating Agreement”), effective March 1, 2022, in order to set forth the structure, governance and operation of ProGold according to certain operational principles and other guidelines described in the Consent Agreement. Beginning March 1, 2022, the Cooperative will be allocated 50% of the profits and losses of ProGold and will be entitled to receive 50% of any cash that is distributed to ProGold’s members.

Under the Operating Agreement, ProGold’s board of governors is comprised of six members (each, a “Governor”), with three members appointed by each of the Cooperative and Cargill. The affirmative vote of a majority of the Governors is required to, among other actions, approve capital projects in excess of $1 million, approve infrastructure projects, approve any changes to current and future leases, and appoint one or more Managers of ProGold. In addition to the affirmative vote of a majority of the Governors, certain fundamental actions, such as a merger or consolidation, sale or liquidation of substantially all of the assets of ProGold, a dissolution of ProGold, the approval of new Members, or the approval of loans to ProGold by Members requires the unanimous approval of the Members. Neither the Cooperative nor Cargill may sell or transfer its interest in ProGold to any third party without the other party’s consent. Additionally, each party has a right of first refusal to purchase the other’s interest in ProGold if such party receives an offer for or desires to sell its interest.

In the event any Cargill Competitor (as defined in the Operating Agreement) acquires an equity interest in the Cooperative, Cargill will have a sixty-day option to purchase all of the membership interest in ProGold held by the Cooperative for a purchase price of $81 million plus 50% of the remaining lease payments due under the Facility Lease between ProGold and Cargill through the closing date of such sale. Further, if a Triggering Event (as defined in the Operating Agreement) occurs, the Cooperative and Cargill will expeditiously and in good faith work together to finalize a joint venture agreement for the structure, governance and operation of ProGold according to certain operating principles and other guideline terms. If a joint venture agreement is agreed to, the Cooperative will reimburse Cargill for 50% of the undepreciated capital expense associated with approved projects. If the Cooperative and Cargill are unable to agree on terms for a joint venture agreement, Cargill agrees to purchase the Cooperative’s 50% interest in ProGold for $81 million and half of any remaining lease payments due through December 31, 2026.

Effective March 1, 2022, the term of the Facility Lease is extended to December 31, 2026. Under the terms of the Facility Lease, Cargill will pay ProGold annual rent of $15.5 million in 2022 and 2023, and $16 million in 2024, through 2026. Additionally, ProGold has agreed to pay at least $750,000 for infrastructure maintenance for the years 2022 and 2023 and $500,000 for the years 2024 through 2026. Cargill also agreed to pay Golden Growers $1.29 million at closing as an early buyout of previously committed and deployed capital projects. During the term of the Facility Lease, Cargill will deploy capital for several approved projects estimated at $25 million. Cargill will have a leasehold interest in these capital projects and will receive the benefit of depreciation during the term of the Facility Lease.

The wet-milling facility was built in 1995. As processing facilities age, more extensive maintenance becomes necessary to keep the facility in good working order. ProGold has agreed to pay at least $750,000 in 2022 and 2023, and $500,000 in 2024 through 2026, for infrastructure maintenance and may also be required to pay additional sums in order to make certain capital improvements. The payments will reduce any income available for ProGold’s members at the time of such expenses. The Cooperative and Cargill would experience any such reduction in ProGold’s income proportionately based on their percentage ownership of ProGold.

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

Employees

As of December 31, 2021, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer.

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

Our Bylaws restrict the ability of our members to transfer their Units. To help ensure that a secondary market does not develop, our Bylaws prohibit transfers without the approval of our Board of Directors. The Board of Directors will not approve transfers unless they fall within “safe harbors” contained in the publicly traded partnership rules under the Code and the related rules and regulations. Any transfers of Units in violation of the publicly traded partnership rules or without the prior consent of the Board of Directors will be invalid.

There are no outstanding warrants or options to purchase, or securities convertible into, our Units. As of the date hereof, there are 15,490,480 Units that are eligible for sale pursuant to Rule 144. We have not agreed to register any Units under the Securities Act for sale by members.

Holders

As of the date hereof, there are 1,489 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains. Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members. The Cooperative may make cash distributions at such time and in such amounts as determined from time to time by our Board of Directors in its sole discretion; provided that we must annually, on or before March 1 of each year, make a cash distribution to our then current members equal to at least thirty percent (30%) of the income allocated to members for the prior year. Any such cash distributions shall be made in a uniform and equitable basis among the members within a particular allocation pool on the basis of patronage. Such cash distributions will be reduced by any tax withholding payments that are made on the member’s behalf. For the fiscal year ended December 31, 2020, the Cooperative made aggregate cash distributions to members of $6,196,000. For the fiscal year ended December 31, 2021, the Cooperative made aggregate cash distributions to members of $6,041,000. For more information regarding factors considered by the Board of Directors in determining the amount of cash distributions, see the section entitled “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance under Equity Compensation Plans

The Cooperative currently has no equity compensation plan.

Purchases of Equity Securities by Golden Growers Cooperative

None.

Recent Sales of Unregistered Securities

None.

Item 6. [RESERVED]

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

Impact of COVID-19

The Cooperative continues to monitor the global outbreak of the novel coronavirus (COVID-19) and its impact on the Cooperative’s results of operations and financial condition. Corn millers are reporting that demand for high fructose corn syrup in food service and entertainment sectors improved in 2021 compared to 2020. Starch demand continues to be strong and ethanol demand improved as COVID-19 restrictions were lifted regionally. The ProGold facility currently continues to operate in the ordinary course and the Cooperative’s overall business has not been impacted. Although demand for products from the corn milling sector have stabilized or improved, the Cooperative is unable to predict the impact of COVID-19 on the future operations of the ProGold facility.

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

The Cooperative sold approximately 15.5 million bushels of corn on behalf of its members in each of fiscal 2020 and 2021. The Cooperative recognized corn revenue of $89,565,000 in fiscal 2021 as compared to $50,563,000 in fiscal 2020, an increase of 77.1% due primarily to an increase in the price of corn sold. The Cooperative recognized corn expense of $89,605,000 in fiscal 2021 and $50,606,000 in fiscal 2020, an increase of 77.1% due primarily to an increase in the price of corn purchased.

In fiscal 2021, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,141,000 bushels of corn using Method A and 11,349,000 bushels of corn using Method B. In fiscal 2020, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,179,000 bushels of corn using Method A and 11,311,000 bushels of corn using Method B. In each of fiscal 2021 and 2020, the Cooperative recognized incentive fee expense of $206,000 and agency fee income of $229,000 for this period as well as $60,000 of expense for Cargill’s services as our agent in connection with the Cooperative’s corn marketing operation.

The Cooperative derived $8,418,000 of income from ProGold in fiscal year 2021, an increase of $2,482,000 or 41.8% as compared to $5,936,000 of income in fiscal 2020. The increase in income received from ProGold was due primarily to an increase in supplemental lease revenue in 2021 compared to 2020.

General and Administrative Expenses

The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our Board of Directors. The general and administrative expenses for fiscal 2021 were $485,000, a decrease of $15,000 or 3% as compared to fiscal 2020. The decrease was due primarily to decreased meeting and board expenses and general administrative costs.

Other Income

Interest income for the fiscal year ended December 31, 2021, was $141,000 compared to $181,000 for the fiscal year ended December 31, 2020. The decrease was due primarily to decreased investment income. Realized gain/loss on investments for the fiscal year ended December 31, 2021, was ($4,000) as compared to $1,000 for the same respective period in 2020.

Liquidity and Capital Resources

The Cooperative’s working capital was $5,935,000 at December 31, 2021 and $7,039,000 at December 31, 2020. The decreased working capital in 2021 as compared to 2020 was primarily a result of reduced ProGold distributions received during 2021 as compared to 2020.

The Cooperative received cash distributions from ProGold totaling $4,589,000 in fiscal 2021 and $7,019,000 in fiscal 2020. The decrease was primarily related to saving for anticipated major capital expense by ProGold in 2021 compared to 2020. The Cooperative paid cash distributions to its members totaling $6,041,000 in fiscal 2021 and $6,196,000 in fiscal 2020.

In fiscal 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2022. The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank. There was no outstanding balance as of December 31, 2021.

The Cooperative had no long-term debt as of December 31, 2021 and December 31, 2020.

The Cooperative used operating cash flows of $384,000 for the fiscal year ended December 31, 2021 and $350,000 for the fiscal year ended December 31, 2020. The increased use of operating cash flows is primarily due to reduced investment income.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements issued or adopted that have a significant impact to the cooperative.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Cooperative’s financial statements for the fiscal years ended December 31, 2020 and 2021 have been audited to the extent indicated in this report by Widmer Roel PC, an independent registered public accounting firm. The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2021, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on these criteria.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Cooperative’s Board of Directors consists of nine directors, including two directors from each of three geographic districts, North, Central and South. Except as further described herein, directors are elected to serve three-year terms. A director cannot serve more than four consecutive full three-year terms on the Board.

On March 28, 2019, the Cooperative’s members approved amendments to the Cooperative’s Bylaws. Those amendments reduced the number of election districts for purposes of nominating and electing directors from five to three geographic districts and reduced the total number of directors from fifteen to twelve in 2020 and from twelve to nine in 2021 as three directors in each of 2020 and 2021 reach their term limitations for serving on the Board. The amendments also created two different types of directors: District Directors and Directors-at-Large. District Directors must belong to the district they represent and be elected by a majority of the members from their geographic district present at a members’ meeting for that purpose. Directors-at-Large may come from any district, but must be elected by a majority of all members present at a members’ meeting for that purpose. Regardless of the type of directorship, director nominees must be members of the Cooperative holding Units of the Cooperative. In the case of a holder of Units who is other than a natural person, a duly appointed or elected representative of such member may serve as a director.

Each year, three directors are elected at our Annual Member Meeting. However, pursuant to transitional voting as set forth in our Bylaws, in 2022 members will elect five Directors. Members from the North district will elect one District Director to serve a two-year term, and members from the Central district will elect one District Director for a one-year term and one District Director for a three-year term. All members present will elect one Director-at-Large to serve a one year term and one Director-at-Large to serve a three-year term. At the 2023 Annual Members’ Meeting, members from the North district will elect one District Director to serve a two-year term, members from the Central district will elect a District Director for a three-year term, and members from the South district will elect a District Director for a three-year term. All members present will elect one Director-at-Large for a three-year term.

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

The name, age, position, district and term details of each of the directors and the Cooperative’s Named Executive Officer are as follows:

			Director	Term Expires
Name and Position	Age	District	Since

Mark Harless (Chairman)	65	North	2011	2023
Nicolas Pyle (1st Vice Chairman)	42	Central	2010	2022
Brett Johnson (2nd Vice Chairman)	54	Central	2013	2022
David Benedict (Director)	55	North	2010	2022
Richard Bot (Director)	67	South	2017	2023
Matthew Hasbargen (Secretary)	50	At Large	2013	2022
Scott Jetvig (Treasurer)	55	At Large	2015	2024
Byron Koehl (Director)	56	At Large	2010	2022
Larry Vipond (Director)	71	South	2015	2024

Executive Officer
Scott Stofferahn	64		—	—

Below is the biographical information of each director and our Named Executive Officer.

David Benedict. Mr. Benedict has been a director since 2010. Mr. Benedict farmed in the Sabin, Minnesota area between 1987 to 2014. Mr. Benedict is employed with Steffes Group Auction Service. Mr. Benedict took accounting classes at Moorhead State University and later received a Farm Business Management Degree from Minnesota State Community and Technical College. Mr. Benedict has reached the term limitation for serving on the Cooperative’s Board of Directors and, therefore, is not eligible to stand for reelection at the Cooperative’s 2022 Annual Member Meeting. The Cooperative thanks Mr. Benedict for his years of service.

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

Byron Koehl. Mr. Koehl has been a director since March 2010. Mr. Koehl has been a partner in his family’s farming operation near Hancock, Minnesota, since 1984. Mr. Koehl serves as President of Outback Five, Inc., of Hancock, Minnesota. Mr. Koehl is past President of the Stevens County Pork Producers. Mr. Koehl has reached the term limitation for serving on the Cooperative’s Board of Directors and, therefore, is not eligible to stand for reelection at the Cooperative’s 2022 Annual Member Meeting. The Cooperative thanks Mr. Koehl for his years of service.

Nicolas A. Pyle. Mr. Pyle has been a director since 2010 and First Vice Chairperson since March 2015. He previously served as Secretary from March 2013 to March 2015. He has been farming since 2002 near Casselton, North Dakota. Mr. Pyle serves as a director of McIntyre-Pyle, Inc. Mr. Pyle is President and serves as a director of Unity Seed Company, a member of Global Soy Genetics LLC and Director of McIntyre Farms Partnership. Mr. Pyle holds a Bachelor of Science in Business degree in finance from the University of Minnesota Carlson School of Management. Mr. Pyle has reached the term limitation for serving on the Cooperative’s Board of Directors and, therefore, is not eligible to stand for reelection at the Cooperative’s 2022 Annual Member Meeting. The Cooperative thanks Mr. Pyle for his years of service.

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

As of December 31, 2021, the Board of Directors of the Cooperative has determined that there is no audit committee financial expert serving on the Audit Committee. The Cooperative is a cooperative association formed in accordance with the Minnesota cooperative law of the State of Minnesota. In accordance with the Minnesota cooperative association law, and the Cooperative’s Amended and Restated Bylaws, the Board of Directors must be composed of members of the Cooperative. Based on the state law requirements for both membership and board service, the Cooperative is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the Securities and Exchange Commission. To date, the Cooperative has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to SAS No.114 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021 for filing with the Securities and Exchange Commission.

The members of the Audit Committee at the time of the foregoing review, discussions and recommendation were Nicolas Pyle, chair, Richard Bot, Scott Jetvig, Brett Johnson, and Mark Harless.

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

			All Other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($)
Scott Stofferahn, Executive Vice President**	2021	173,986	21,734	195,720
	2020	170,731	21,600	192,331

_____________________
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

The following table sets forth for the year ending December 31, 2021 the dollar value of all cash and non-cash compensation paid to individuals serving as directors of the Cooperative during fiscal year 2021.

	Fees
	Earned or
	Paid in
Name	Cash	Total
David Benedict	$3,800	$3,800
Richard Bot	$4,000	$4,000
Mark Harless	$9,950	$9,950
Matt Hasbargen	$5,250	$5,250
Scott Jetvig	$4,850	$4,850
Gary L. Jirak *	$1,300	$1,300
Brett Johnson	$5,550	$5,550
Byron Koehl	$3,700	$3,700
Leslie Nesvig *	$1,400	$1,400
Nicolas A. Pyle	$4,850	$4,850
Bruce Speich *	$1,000	$1,000
Larry Vipond	$3,350	$3,350

* Gary L Jirak, Leslie Nesvig, and Bruce Speich retired effective after the 2021 Annual Member Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 7, 2021 the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Scott Stofferahn, our Executive Vice President (our Named Executive Officer) and (3) all of our Directors and the Named Executive Officer as a group. The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,491 members. Each member of the Cooperative is allowed to cast one vote at any meeting of the members, regardless of the number of Units actually held by that member. Some of our directors hold their Units through more than one entity which allows those directors to cast a vote for each one of those members. The address of each director and our Named Executive Officer is 1002 Main Avenue W, Suite 5, West Fargo, ND 58078.

	Amount and Nature of
	Beneficial Ownership
			Number of
	Number of		Membership	Percentage
Name of Beneficial Owner	Units (1)		Votes(2)	of Class
Benedict, David	15,000		1	0.10%
Bot, Richard	204,700	(3)	1	1.32%
Harless, Mark	28,000		1	0.18%
Hasbargen, Matt	8,000	(4)	1	0.05%
Jetvig, Scott	30,000		1	0.19%
Johnson, Brett	25,000		1	0.16%
Koehl, Byron	8,000	(5)	2	0.05%
Pyle, Nicolas	60,000	(6)	3	0.39%
Vipond, Larry	77,000	(7)	1	0.50%
Stofferahn, Scott	16,667	(8)	1	0.11%

All directors and executive officers as a group (10 people)	472,367			3.05%

________________________

(1)	Membership interests are measured Units which equal the holder’s proportionate financial right but not a governance right.
(2)

Voting rights are based on one member one vote. Each person or entity that holds units is a member for voting purposes. Some officers and directors own their units through multiple entities resulting in multiple membership votes.

(3)	Includes 102,350 Units owned directly by Mr. Bot’s Revocable Living Trust and 102,350 Units owned by Mr. Bot’s spouse’s Revocable Living Trust.
(4)	Included 8,000 Units owned by Matthew Hasbargen Farm LLC of which Mr. Hasbargen is President.
(5)	Includes 4,000 Units as of C R Koehl & Sons, Inc. of which Mr. Koehl is a 9.4% owner.
(6)	Includes 40,000 Units held by McIntyre Farms of which Mr. Pyle is a 25% owner and 10,000 Units held by HarMar LLC of which Mr. Pyle is a 33% owner.
(7)	Includes 8,000 Units held by Mr. Vipond and 69,000 Units owned by Vipond Farms of which Mr. Vipond is a 20% owner.
(8)	Includes indirect interest in 16,667 Units owned by Mr. Stofferahn’s spouse.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2021 and 2020 and fees, if any, for other services rendered by Widmer Roel during those periods.

	2021	2020
Audit Fees	$36,490	$44,840
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$36,490	$44,840

Audit Fees. The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2021 and 2020.

Audit-Related Fees. No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2021 and 2020.

Tax Fees. No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2021 and 2020.

All Other Fees. No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2021 and 2020.

The Cooperative’s Audit Committee pre-approves all professional services provided by Widmer Roel to the Cooperative. The Audit Committee approved all of the services and the fees billed for such services to the Cooperative. The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant. None of the hours expended on the audit of the 2021 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	Financial Statements

Report of Independent Registered Public Accounting Firm.
Balance Sheets as of December 31, 2021 and 2020.
Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019.
Statements of Changes in Members’ Equity for the Years Ended December 31, 2021, 2020 and 2019.
Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019.
Notes to the Financial Statements.

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits.

Exhibit No.	Exhibit Description

2.1	Articles of Merger of Golden Growers Cooperative and Golden Growers Cooperative is incorporated by reference to Exhibit 2.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

2.2	Certificate of Conversion of Golden Growers Cooperative is incorporated by reference to Exhibit 2.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.1	Amended and Restated Articles of Organization of Golden Growers Cooperative is incorporated by reference to Exhibit 3.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.2	Amended and Restated Bylaws of Golden Growers Cooperative dated September 1, 2009 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.3	Second Amended and Restated Bylaws of Golden Growers Cooperative dated March 28, 2019 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed April 2, 2019.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 – filed herewith.

10.1	Form of Uniform Member Agreement is incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.2	Form of Annual Delivery Agreement is incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.3	ProGold Limited Liability Company Amended and Restated Member Control Agreement between Golden Growers Cooperative and American Crystal Sugar Company dated September 1, 2009 is incorporated by reference to Exhibit 10.4 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.4	Operating Agreement of ProGold Limited Liability Company is incorporated by reference to Exhibit 10.5 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

Exhibit No.	Exhibit Description

10.5	Amendment to ProGold Limited Liability Company Member Control Agreement between Golden Growers Cooperative and American Crystal Sugar Company dated April 4, 2017 is incorporated by reference to Exhibit 10.7 from the Cooperative’s Form 10-Q filed May 12, 2017.

10.6	Second Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.6 from the Cooperative’s Form 10-K filed March 9, 2018.

10.7	Second Amended and Restated Corn Supply Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.7 from the Cooperative’s Form 10-K filed March 9, 2018.

10.8	Consent Agreement among Golden Growers Cooperative, Cargill Incorporated, and American Crystal Sugar Company dated April 4, 2017 is incorporated by reference to Exhibit 10.1 from the Cooperative’s Current Report on Form 8-K filed April 10, 2017.

24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2021 and August 31, 2020 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Form 10-Q filed November 9, 2021.

101	The following materials from this report, formatted in Extensible Business Reporting Language (XBRL), are filed herewith: (i) Balance Sheets at December 31, 2021 and December 31, 2020; (ii) Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019; (iv) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (v) Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to Financial Statements.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2022.

GOLDEN GROWERS COOPERATIVE

By:	/S/ Scott Stofferahn
Scott Stofferahn
Dated: March 8, 2022

Power of Attorney

Each person whose signature appears below appoints Scott Stofferahn as their true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, to perform all acts and execution of all documents which such attorney and agent may deem necessary or desirable to enable Golden Growers Cooperative to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with filing with the Commission the Annual Report on Form 10-K of Golden Growers Cooperative for the fiscal year ended December 31, 2021 and any and all amendments and exhibits thereto, and other documents in connection therewith, including specifically, but without limiting the generality of the foregoing, power and authority to sign the names of the undersigned to the Form 10-K and to any instruments and documents filed as part of or in connection with the Form 10-K or any amendments thereto; and the undersigned hereby ratify and confirm all actions taken and documents signed by said attorney and agent as provided herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of March 8, 2022.

/S/ Mark Harless	/S/ Nicolas Pyle
Mark Harless (Chairperson)	Nicolas Pyle (1st Vice Chairperson)

/S/ David Benedict	/S/ Richard Bot
David Benedict (Director)	Richard Bot (Director)

/S/ Matthew Hasbargen	/S/ Scott Jetvig
Matthew Hasbargen (Director, Secretary)	Scott Jetvig (Director)

/S/ Brett Johnson	/S/ Byron Koehl
Brett Johnson (Director)	Byron Koehl (Director)

/S/ Larry Vipond
Larry Vipond (Director)

/S/ Scott Stofferahn
Scott Stofferahn (principal executive,
financial and accounting officer)

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Board of Directors
Golden Growers Cooperative
West Fargo, North Dakota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Growers Cooperative as of December 31, 2021 and 2020, and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Golden Growers Cooperative as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit procedures related to the carrying value of the investment in ProGold LLC included the following, among others:

•	We recalculated the carrying value using ProGold LLC’s August 31, 2021 audited financial statements and subsequent unaudited internal financial statements.
•	We reviewed audit working papers from ProGold LLC’s August 31, 2021 Audit.
•	We tested managements assertion that there was no impairment on the investment in ProGold LLC by independently assessing the assertion by performing the following procedures:

o	Reviewing current and previous operating conditions for indication of impairment
o	Reviewing board minutes and news for indications of impairment
o	Reviewing professional industry reports for indications of impairment

/s/ Widmer Roel PC

We have served as the Cooperative’s auditor since 2008.

Fargo, North Dakota
March 8, 2022

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS
DECEMBER 31, 2021 AND 2020

(Dollars In Thousands)

ASSETS	2021	2020
Current Assets:
Cash and Cash Equivalents	$1,595	$3,547
Short-Term Investments	4,290	3,438
Other Current Assets	255	258
Total Current Assets	6,140	7,243

Long-Term Investments	1,009	1,743
Investment in ProGold LLC	20,803	16,976

Total Assets	$27,952	$25,962

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$1	$2
Accrued Liabilities	204	202
Total Current Liabilities	205	204

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2021 and December 31, 2020	27,747	25,758

Total Members’ Equity	27,747	25,758

Total Liabilities and Members’ Equity	$27,952	$25,962

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2021	2020	2019
OPERATIONS
Corn Revenue	$89,565	$50,563	$54,296
Corn Expense	(89,605)	(50,606)	(54,336)
Net Income from ProGold LLC	8,418	5,936	7,659
General & Administrative Expenses	(485)	(500)	(565)

Net Income from Operations	7,893	5,393	7,054

Other Income	137	182	181

Net Income	$8,030	$5,575	$7,235

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.52	$0.36	$0.47

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2021	2020	2019
COMPREHENSIVE INCOME
Net Income	$8,030	$5,575	$7,235

Comprehensive Income	$8,030	$5,575	$7,235

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(Dollars In Thousands)

Total
Members’
Equity
BALANCE December 31, 2018	$25,836
Net income	7,235
Member distributions	(6,692)
Pension liability adjustment	—

BALANCE December 31, 2019	$26,379
Net income	5,575
Member distributions	(6,196)
Pension liability adjustment	—

BALANCE December 31, 2020	$25,758
Net income	8,030
Member distributions	(6,041)
Pension liability adjustment	—

BALANCE December 31, 2021	$27,747

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2021	2020	2019

Cash Flows from Operating Activities
Net Income	$8,030	$5,575	$7,235
Net (Income) from ProGold LLC	(8,418)	(5,936)	(7,659)
Changes in assets and liabilities
Other Current Assets	3	17	(31)
Accrued liabilities and payables	1	(6)	(3)
Net Cash Used in Operating Activities	(384)	(350)	(458)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(116)	(154)	(106)
Distribution received from ProGold LLC	4,589	7,019	8,081

Net Cash Provided in Investing Activities	4,473	6,865	7,975

Cash Flows from Financing Activities
Member distributions paid	(6,041)	(6,196)	(6,692)
Net Cash Used by Financing Activities	(6,041)	(6,196)	(6,692)

Increase (Decrease) in Cash and Cash Equivalents	(1,952)	319	825

Cash and Cash Equivalents, Beginning of Year	3,547	3,228	2,403

Cash and Cash Equivalents, End of Year	$1,595	$3,547	$3,228

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

NOTE 1 — NATURE OF OPERATIONS

Organization - Golden Growers Cooperative was initially organized as a North Dakota member-owned cooperative incorporated on January 19, 1994 (“GG-ND”). GG-ND and two other partners, one of whom was American Crystal Sugar Company (“ACSC”) entered into a joint venture that formed ProGold Limited Liability Company, a Minnesota limited liability company (“ProGold”) which designed and constructed a corn wet-milling facility in Wahpeton, North Dakota (the “Facility”). Effective March 1, 2022, Cargill exercised its Option to purchase 50% interest in ProGold from American Crystal Sugar. Simultaneously with the exercise of the Option, the Cooperative, pursuant to the Consent Agreement, elected to purchase American Crystal’s remaining 1% interest in ProGold. Under the joint venture, GG-ND (and indirectly its members) had the right and obligation to deliver corn to be processed at the Facility. In 1997, the Facility was leased to Cargill Incorporated (“Cargill”) who continues to operate the Facility. In connection with the Option exercise, ProGold and Cargill entered into that certain First Amended and Second Amended and Restated Facility lease, effective March 1, 2022, which extended the term of the Facility Lease through December 31, 2026.

On July 29, 2009 GG-ND formed a wholly owned cooperative subsidiary in the state of Minnesota (GG-MN), organized under Minnesota Statutes chapter 308A, solely for the purpose of reincorporating into the state of Minnesota. On September 1, 2009, GG-ND merged into GG-MN and reincorporated into the state of Minnesota. Immediately after the merger, GG-MN statutorily converted into a cooperative association governed under Minnesota Statutes 308B. As a result of its reincorporation and reorganization Golden Growers — North Dakota, a North Dakota cooperative association historically taxed as a tax-exempt cooperative under Subchapter T of the Internal Revenue Code, became Golden Growers Cooperative, a Minnesota cooperative association governed by Minnesota Statutes chapter 308B as a cooperative for state law purposes but taxed as a partnership under Subchapter K of the Internal Review Code for tax purposes. Golden Growers Cooperative succeeded to the business of Golden Growers — North Dakota and except for changes to the structure and operations as a result of the re incorporation and statutory conversion, continues to operate the business of Golden Growers — North Dakota.

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies:

Investments —The Cooperative’s investment in corporate bonds are held to maturity and recorded at amortized cost. The Cooperative’s investment in fixed income funds are recorded at fair value. The Cooperative’s investment in ProGold is recorded at historical cost plus its pro-rata share of ProGold’s net income and additional paid-in capital less distributions received from ProGold. Gains and losses are determined using the specific identification method.

Cash and Cash Equivalents — The Cooperative considers all demand accounts and overnight sweep accounts to be cash equivalents. Cash equivalents do not include money market accounts maintained by the Cooperative’s investment managers. Cash equivalents do not include any investment with a stated maturity date, regardless of the term to maturity.

Income Taxes –Golden Growers Cooperative is taxed as a limited liability company under Subchapter K of the Internal Revenue Code. As such, the Cooperative is generally not subject to income taxes. Instead, net income is reported by its members who will be responsible for any income taxes which may be due. The Cooperative’s net financial basis in its assets and liabilities exceeded its tax basis by approximately $8.3 million and $7.3 million as of December 31, 2021 and 2020, respectively.

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

Revenue Recognition — Revenue from marketing of members’ corn is recognized as a point in time upon delivery of the corn to the cooperative.

The Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both. Under Method A, a member is required to physically deliver corn to the cooperative and under Method B a member appoints the cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf. The Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B. In exchange for these services, the Cooperative paid Cargill an annual fee of $60,000, paid in quarterly installments. The price per bushel paid to the member who elects to deliver corn using Method B is equal to the price per bushel paid by Cargill to acquire the corn as the Cooperative’s agent. Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery. The Cooperative pays members who deliver corn under Method A an incentive payment of $.05 per bushel while members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf. The board has the discretion to change the incentive fee and the agency fee based on the Cooperative’s corn delivery needs. The incentive fee and agency fee are a component of Corn Expense.

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

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

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits. At December 31, 2021, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $1.3 million.

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

For the years 2019, 2020, and 2021 the Cooperative had a 49% ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC:

	December 31,
(In Thousands)	2021	2020	2019

Current Assets	$4,873	$216	$230
Long-Term Assets	43,320	39,700	38,962
Total Assets	$48,193	$39,916	$39,192

Current Liabilities	$3,903	$3,106	$5
Long-Term Liabilities	1,833	2,167	2,333
Total Liabilities	5,736	5,273	2,338

Members’ Equity	42,457	34,643	36,854

Total Liabilities and Members’ Equity	$48,193	$39,916	$39,192

Rent Revenue on Operating Lease	$21,045	$16,293	$19,085
Expenses	3,865	4,179	3,455

Net Income	$17,180	$12,114	$15,630

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs.

December 31, 2021:	Level 1	Level 2	Level 3	Total
Corporate Bonds	$—	$2,227	$—	$2,227
Fixed Income Funds	—	2,619	—	2,619
Money Market & CD’s	—	448	—	448
	$—	$5,294	$—	$5,294

December 31, 2020:
Corporate Bonds	$—	$3,277	$—	$3,277
Fixed Income Funds	—	1,571	—	1,571
Money Market & CD’s	—	441	—	441
	$—	$5,289	$—	$5,289

The Cooperative’s investments held to maturity are as follows as of December 31, 2021 and 2020 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2021:
Corporate Bonds	$2,232	$41	$(46)	$2,227
Money Market & CD’s	448	—	—	448
	$2,680	$41	$(46)	$2,675

December 31, 2020:
Corporate Bonds	$3,169	$113	$(5)	$3,277
Money Market & CD’s	441	—	—	441
	$3,610	$113	$(5)	$3,718

Corporate bond maturities are as follows as of December 31, 2021 (in thousands):

	Net
	Carrying
	Amount	Fair Value

Due in 1 year or less	$1,236	$1,192
Due in 2 to 5 years	852	893
Due in 6 to 10 years	144	142
	$2,232	$2,227

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

NOTE 5 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

The Cooperative had no unrecognized tax benefits on December 31, 2021 and 2020. No interest or penalties are recognized in the statements of operations or in the balance sheets.

The Cooperative recognized no income tax expense for the years ended December 31, 2021, 2020 and 2019.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan as of January 1, 2013. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan. During the year ended December 31, 2021, 2020 and 2019, the pension expenses were $0, $1,000, and $0, respectively.

As of December 31, 2021, the pension plan was funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).

The Cooperative’s Compensation Committee has the responsibility of managing the operations and administration of the Cooperative’s retirement plans. The Cooperative has an investment policy that establishes target asset allocations to reduce the risk of large losses. Asset classes are diversified to reduce risk, and equity exposure is limited to 50% of the total portfolio value. The investment objective is to achieve a rate of return sufficient to fully fund the pension obligation of the plan without assuming undue risk through investment vehicles with no greater than average variability of the markets themselves.

Substantially all of the Plan’s assets consist of Collective Investment Trusts or Mutual Funds (Fund) and are valued based on Level I or Level II inputs, as determined from the Fund’s ASC 715-30 footnote included in the Fund’s audited financial statements. The Fund’s valuation techniques include market matrix pricing and market inputs, including bench mark yields, reported trades, broker/dealer quotes and others. There has been no changes in valuation techniques and inputs in 2021, 2020 and 2019.

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2021	2020

Discount Rate	3.50%	3.50%
Expected Return on Plan Assets	4.27%	5.07%
Rate of Compensation Increase	n/a%	n/a%

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands):

Expected
Benefit
Payments

2022	$55
2023	50
2024	49
2025	49
2026	49
2027-2031	238

Total	$490

The Cooperative does not expect to contribute to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019

Interest Cost	$24	$25	$26
Expected Return on Plan Assets	(38)	(46)	(44)
Amortization of Net (Gain) Loss	—	—	0
Net Periodic Pension Cost	$(14)	$(21)	$(18)

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2021 and 2020 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020

Change in Benefit Obligation
Obligation at the Beginning of the Period	$752	$784
Service Cost	—	—
Interest Cost	25	26
Actuarial (Gain) Loss	(4)	(3)
Benefits Paid	(55)	(55)

Obligation at the End of the Period	$718	$752

Change in Plan Assets
Fair Value at the Beginning of the Period	$935	$844
Actual Returns on Plan Assets	30	145
Employer Contributions	—	1
Benefits Paid	(55)	(55)

Fair Value at the End of the Period	$910	$935

Funded Status
Funded Status as of Period Ended	$193	$183

Net Amount Recognized	$—	$—

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $6,959, $6,829, and $6,931 for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $60,000 in 2021. The contract continues through 2022.

On February 28, 2022, the Cooperative and Cargill entered into an operating agreement for ProGold. If a defined triggering event occurs, the Cooperative and Cargill will expeditiously and in good faith work together to finalize a joint venture agreement for the structure, governance and operation of ProGold according to certain operating principles and other guideline terms. If a joint venture agreement is agreed to, the Cooperative will reimburse Cargill for 50% of the undepreciated capital expense associated with approved projects. If the Cooperative and Cargill are unable to agree on terms for a joint venture agreement, Cargill agrees to purchase the Cooperative’s 50% interest in ProGold for $81 million and half of any remaining lease payments due through December 31, 2026.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

NOTE 8 – LINE OF CREDIT

The Cooperative established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2022. The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank. There is no outstanding balance as of December 31, 2021.

NOTE 9 - SUBSEQUENT EVENTS

In February of 2022, the Cooperative declared a distribution of $2,168,667, or $.14 per outstanding membership unit.

Management has reviewed subsequent events through March 8, 2022 the date to which the financial statements were available to be issued and concluded that, other than the matters described in footnotes 1 and 7, no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.