Form 10-Q
period 2022-03-31
Golden Growers Cooperative
filed 2022-05-16
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022
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

As of May 13, 2022 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,092	$1,595
Short-Term Investments	3,716	4,290
Other Current Assets	29	255
Total Current Assets	7,837	6,140

Long-Term Investments	962	1,009
Investment in ProGold LLC	19,385	20,803

Total Assets	$28,184	$27,952

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$1
Accrued Liabilities	1	204
Total Current Liabilities	1	205

Non-Current Liabilites	—	—

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2022 and December 31, 2021	28,183	27,747
Accumulated Other Comprehensive Income (Loss)	—	—

Total Members’ Equity	28,183	27,747

Total Liabilities and Members’ Equity	$28,184	$27,952

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
OPERATIONS
Corn Revenue	$30,302	$23,501
Corn Expense	(30,317)	(23,515)
Net Income from ProGold LLC	2,796	1,894
General & Administrative Expenses	(202)	(147)

Net Income from Operations	2,579	1,733

Other Income	27	41

Net Income Before Income Tax	$2,606	$1,774

Net Income	$2,606	$1,774

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.17	$0.11

	Three Months Ended
	March 31, 2022	March 31, 2021
COMPREHENSIVE INCOME
Net Income	$2,606	$1,774

Other Comprehensive Income (Loss), Net	—	—

Comprehensive Income	$2,606	$1,774

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

Changes in Members' Equity
Balance, Beginning of the Period	$27,747	$25,758
Net Income	2,606	1,774
Pension Liability Adjustment	—	—
Distributions to Members	(2,170)	(2,014)

Balance, End of the Period	$28,183	$25,518

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

Cash Flows from Operating Activities
Net Income	$2,606	$1,774
Net (Income) from ProGold LLC	(2,796)	(1,894)
Changes in assets and liabilities
Other Current Assets	226	223
Accrued liabilities and payables	(204)	(203)
Net Cash Used in Operating Activities	(168)	(100)

Cash Flows from Investing Activities
(Purchase) Sale of investments	620	(29)
Investment in ProGold LLC	(89)	-
Distribution received from ProGold LLC	4,303	1,570

Net Cash Provided in Investing Activities	4,834	1,541

Cash Flows from Financing Activities
Member distributions paid	(2,169)	(2,014)
Net Cash Used by Financing Activities	(2,169)	(2,014)

Increase (Decrease) in Cash and Cash Equivalents	2,497	(573)

Cash and Cash Equivalents, Beginning of Year	1,595	3,547

Cash and Cash Equivalents, End of Period	$4,092	$2,974

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three-month period ended March 31, 2022 and 2021 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2022.

NOTE 2 – EXPENSES

The Cooperative contracts with Cargill, Incorporated (“Cargill”) in connection with the procurement of corn and other agency services for an annual fee of $60,000, which is paid by the Cooperative to Cargill in quarterly installments. The agreements between Cargill and the Cooperative terminate concurrently with Cargill’s Second Amended and Restated Facility Lease with ProGold Limited Liability Company (“ProGold LLC”). Effective March 1, 2022, the term of the Facility Lease was extended through December 31, 2026.

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

Prior to March 1, 2022, the Cooperative and American Crystal Sugar Company (“American Crystal”) held a 49% and 51% interest in ProGold LLC, respectively. On March 1, 2022, pursuant to an Option Agreement by and between Cargill and American Crystal, and a Consent Agreement by and among the Cooperative, Cargill, and American Crystal, each effective January 1, 2018, Cargill purchased a 50% interest in ProGold LLC from American Crystal, while the Cooperative purchased the remaining 1% of ProGold LLC held by American Crystal. As a result of these transactions, the Cooperative and Cargill each hold a 50% interest in ProGold LLC. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q for more information regarding the Cooperative’s ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the monthly unaudited financial statements of ProGold LLC:

	March 31,		December 31,
(In Thousands)	2022	2021	2021

Current Assets	$68	$241	$4,873
Long-Term Assets	39,317	39,958	43,320
Total Assets	$39,385	$40,199	$48,193

Current Liabilities	$45	$2,812	$3,903
Long-Term Liabilities	—	2,083	1,833
Total Liabilities	45	4,895	5,736

Members’ Equity	39,340	35,304	42,457

Total Liabilities and Members’ Equity	$39,385	$40,199	$48,193

Rent Revenue on Operating Lease	$6,534	$4,548	$21,045
Expenses	895	682	3,865

Net Income	$5,639	$3,866	$17,180

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands):

March 31, 2022:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$1,946	$—	$1,946
Fixed Income Funds - Available for Sale	—	2,533	—	2,533
Money Market & CD’s	—	98	—	98
	$—	$4,577	$—	$4,577

December 31, 2021:
Corporate Bonds - Held to Maturity	$—	$2,227	$—	$2,227
Fixed Income Funds - Available for Sale	—	2,619	—	2,619
Money Market & CD’s	—	448	—	448
	$—	$5,294	$—	$5,294

Maturities are as follows as of March 31, 2022 (in thousands):

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$1,085	$982
Due in 2 to 5 years	847	857
Greater than 5 years	115	107
	$2,047	$1,946

The Coopertive’s investments are as follows as of March 31, 2022 and December 31, 2021 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2022:
Corporate Bonds - Held to Maturity	$2,047	$26	$(127)	$1,946
Fixed Income Funds - Available for Sale	2,533	—	—	2,533
Money Market & CD’s	98	—	—	98
	$4,678	$26	$(127)	$4,577

December 31, 2021:
Corporate Bonds - Held to Maturity	$2,232	$41	$(46)	$2,227
Fixed Income Funds - Available for Sale	2,619	—	—	2,619
Money Market & CD’s	448	—	—	448
	$5,299	$41	$(46)	$5,294

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan as of January 1, 2013. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

The plan’s fair value and benefit obligation will vary over time as a result of changes in market interest rates, the life expectancy of plan participants, and benefit payments. As of December 31, 2021, the plan had a total fair value of $910,000 and a benefit obligation of $718,000. For the same period in 2020, the plan had a total fair value of $935,000 and a benefit obligation of $752,000.

For the three month periods ended March 31, 2022 and 2021, the Cooperative made $0 in contributions. The Cooperative does not anticipate making a contribution in 2022. Contributions in 2021 totaled $0.

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

For the three month periods ended March 31, 2022 and 2021, the Cooperative recognized corn revenue of $30.3 million and $23.5 million, respectively. Disaggregated revenue for the three month periods ended March 31, 2022 and 2021 is as follows: revenue from Method A deliveries totaled $11.8 million and $9 million, respectively; and revenue from Method B deliveries totaled $18.5 million and $14.5 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 16, 2022, the Cooperative made distributions to its members totaling $2,168,667, or $0.14 per outstanding membership unit. On February 26, 2021, the Cooperative made distributions to its members totaling $2,013,762 or $0.13 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate. This line of credit matures October 16, 2022. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There is no outstanding balance as of March 31, 2022 or December 31, 2021.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Cooperative contracts with Cargill in connection with the procurement of corn and other agency services for an annual fee of $60,000, which is paid by the Cooperative to Cargill in quarterly installments. The agreements between Cargill and the Cooperative terminate concurrently with Cargill’s Second Amended and Restated Facility Lease with ProGold LLC, as amended, which terminates on December 31, 2026.

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the March 31, 2022 financial statements and concluded that no subsequent events have occurred that would require recognition in the March 31, 2022 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form on 10-K for the fiscal year ended December 31, 2021. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. The Cooperative’s actual results could differ materially from those indicated in the forward-looking statements for many reasons, including events beyond the Cooperative’s control and assumptions that prove to be inaccurate or unfounded. The Cooperative’s actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of the Cooperative’s joint ownership interest in ProGold LLC following Cargill’s acquisition of a 50% interest in ProGod LLC; (ii) fluctuations in the market price per bushel of corn; (iii) the continued impact of the novel coronavirus (COVID-19); and (iv) other factors described from time to time in the Cooperative’s Securities and Exchange Commission filings. The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,489 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative and Cargill Incorporated (“Cargill”) each own a 50% membership interest.

Prior to March 1, 2022, the Cooperative and American Crystal Sugary Company (“American Crystal”) owned a 49% interest and 51% in ProGold LLC, respectively. In connection with its interest in ProGold LLC, the Cooperative has the right and obligation to deliver corn to be processed at the wet-mining facility. On April 4, 2017, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018 (the “Consent Agreement”), relating to the lease of ProGold LLC’s wet-milling facility to Cargill and the Cooperative’s interest in ProGold LLC. On the same day, Cargill and American Crystal entered into an Option Agreement, effective on January 1, 2018 (the “Option Agreement”), detailing the price, term and other conditions under which American Crystal granted to Cargill an exclusive option (the “Option”) to purchase a 50% interest in ProGold LLC from American Crystal during the first four years of the lease. Under the Consent Agreement, the Cooperative approved and consented to the transfer of the 50% interest in ProGold LLC from American Crystal to Cargill in the event Cargill exercised its option. The Cooperative also secured the right to purchase American Crystal’s remaining 1% interest in ProGold LLC for a base price ranging from $1.7 million to $1.3 million, depending on when Cargill notified American Crystal of its intention to exercise its option. The Cooperative would also be required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that had not been paid by Cargill to ProGold LLC through additional rent with respect to certain projects at the facility.

Cargill exercised its Option under the Option Agreement to purchase a 50% interest in ProGold LLC from American Crystal. Simultaneously with the exercise of the Option, the Cooperative, pursuant to the Consent Agreement, elected to purchase American Crystal’s remaining 1% interest in ProGold LLC. As a result of these transactions, effective March 1, 2022, the Cooperative and Cargill each own a 50% interest in ProGold LLC.

In connection with the Option exercise, the Cooperative, Cargill and ProGold LLC entered into that certain ProGold Limited Liability Company Agreement (the “Operating Agreement”), effective March 1, 2022, in order to set forth the structure, governance and operation of ProGold LLC according to certain operational principles and other guidelines described in the Consent Agreement. Beginning March 1, 2022, the Cooperative will be allocated 50% of the profits and losses of ProGold LLC and will be entitled to receive 50% of any cash that is distributed to ProGold LLC’s members.

For more information relating to the Cooperative’s ownership interest in ProGold LLC, please refer to Part I, Item 1 of the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ProGold LLC leases its corn wet milling facility to Cargill, which uses the facility to process corn into high fructose corn syrup. In connection with the Option exercise, ProGold LLC and Cargill entered into that certain First Amendment to Second Amended and Restated Facility Lease, effective March 1, 2022, which extended the term of the Facility Lease through December 31, 2026. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

The Cooperative’s Third Amended and Restated Bylaws (“Bylaws”) establish a Method A delivery pool and a Method B delivery pool. Generally, the Cooperative’s income and/or losses are allocated annually based on the percentage of bushels of corn the members elect to deliver using either Method A or Method B. Regardless of the actual percentage allocation between the members who deliver bushels of corn using Method A or Method B, the Bylaws require the Cooperative to annually allocate at least 25% of its income and/or losses to the Method A pool. The amount of our income and/or losses actually allocated to the Method A pool is a percentage equal to the greater of 25% or the actual percentage of bushels of corn delivered by members using Method A.

For fiscal year 2022, members elected to deliver 27% of their corn by Method A and members elected to deliver 73% of their corn by Method B. This election will result in 27% of the Cooperative’s income and/or losses and 27% of any cash distributions being allocated to the Method A pool in fiscal year 2022, which reflects the actual percentage of corn members elected to deliver using Method A and does not result in reallocation to meet the 25% requirement set forth in the Cooperative’s Bylaws.

Impact of COVID-19

The Cooperative continues to monitor the global outbreak of the novel coronavirus (COVID-19) and its impact on the Cooperative’s results of operations and financial condition. Corn millers are reporting that demand for high fructose corn syrup in food service and entertainment sectors has improved. Starch demand continues to be strong and ethanol demand improved as COVID-19 restrictions were lifted regionally. The ProGold facility currently continues to operate in the ordinary course and the Cooperative’s overall business has not been impacted. Although demand for products from the corn milling sector have stabilized or improved, the Cooperative is unable to predict the impact of COVID-19 on the future operations of the ProGold facility.

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

For the three-month period ended March 31, 2022, the Cooperative sold approximately 4.6 million bushels of corn compared to approximately 4.6 million bushels of corn sold during the three-month period ended March 31, 2021. For the three-month period ended March 31, 2022, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1.8 million bushels of corn using Method A and 2.8 million bushels of corn using Method B. In the same respective periods in 2021, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1.8 million bushels of corn using Method A and 2.8 million bushels of corn using Method B.

For the three-month period ended March 31, 2022, the Cooperative recognized corn revenue of $30,302,000 compared to $23,501,000 during the same period in 2021, an increase of 29% for the first quarter due primarily to an increase in the price per bushel of corn sold year to date in 2022 compared to 2021. The increase in price of corn was driven by strong demand and the impact of the war in Ukraine’s impact on all commodity prices.

Expenses. The Cooperative recognized corn expense of $30,317,000 and $23,515,000 for the three-month period ended March 31, 2022 and 2021 respectively, an increase of 29% for the first quarter due primarily to an increase in the price per bushel of corn purchased in 2022 compared to 2021.

The Cooperative recognized expense of $15,000 for the three-month period ended March 31, 2022 and 2021 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three-month period ended March 31, 2022 and 2021 of $2,796,000 and $1,894,000, respectively, an increase of 48% for the first quarter. The increase is primarily due to an increase in lease revenue related to ProGold’s amended lease agreement with Cargill dated March 1, 2022.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three-month period ended March 31, 2022 was $202,000, compared to $147,000 during the same respective period in 2021. The increase in administrative expenses is primarily due to additional consulting and legal expenses associated with the negotiation of ProGold’s amended lease agreement and operating agreement.

Other Income. Interest income for the three-month period ended March 31, 2022 was $27,000 compared to $41,000 during the same period in 2021. The decrease in other income relates to lower interest earning investments.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2022 was $7,836,000 compared to $6,778,000 at March 31, 2021. The increased working capital at the end of the first quarter of 2022 as compared to the same period in 2021 is primarily related to increased distributions received from ProGold LLC. The Cooperative received cash distributions from ProGold LLC totaling $4,303,000 for the three-month period ended March 31, 2022 compared to $1,570,000 for the three-month period ended March 31, 2021.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit will terminate on October 16, 2022. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of March 31, 2022 or December 31, 2021.

The Cooperative had no long-term debt as of March 31, 2022 and March 31, 2021 and used operating cash flows of $168,000 for the three-month period ended March 31, 2022 compared to used operating cash flows of $100,000 for the three-month period ended March 31, 2021. The decrease in operating cash flows for the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021 is primarily due to a change in timing of payments.

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

Significant Accounting Estimates and Policies

The Cooperative generally does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year. The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2022. The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period. The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned. The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver or over-deliveries of corn.

The Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Financial Statements in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no other significant changes in the Cooperative’s significant accounting policies or critical accounting estimates since December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Cooperative is not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2022. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.2	Third Amended and Restated Bylaws of Golden Growers Cooperative dated March 24, 2022 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed March 30, 2022.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) balance sheets, (ii) statements of operations and comprehensive income, (iii) statements of cash flows, and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: May 16, 2022	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer