Form 10-Q
period 2022-06-30
Golden Growers Cooperative
filed 2022-08-15
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022
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

As of August 12, 2022 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,048	$1,595
Short-Term Investments	4,998	4,290
Other Current Assets	97	255
Total Current Assets	6,143	6,140

Long-Term Investments	2,046	1,009
Investment in ProGold LLC	18,668	20,803

Total Assets	$26,857	$27,952

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$1
Accrued Liabilities	1	204
Total Current Liabilities	1	205

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2022 and December 31, 2021	27,009	27,747
Accumulated Other Comprehensive Loss	(153)	—

Total Members’ Equity	26,856	27,747

Total Liabilities and Members’ Equity	$26,857	$27,952

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
OPERATIONS
Corn Revenue	$29,513	$26,334	$59,815	$49,835
Corn Expense	(29,529)	(26,351)	(59,846)	(49,866)
Net Income from ProGold LLC	1,088	2,452	3,884	4,346
General & Administrative Expenses	(105)	(120)	(307)	(267)

Net Income from Operations	967	2,315	3,546	4,048

Other Income	27	41	55	83

Net Income Before Income Tax	$994	$2,356	$3,601	$4,131

Net Income	$994	$2,356	$3,601	$4,131

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.06	$0.15	$0.23	$0.27

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
COMPREHENSIVE INCOME
Net Income	$994	2,356	3,601	4,131
Unrealized loss on investments	$(153)	$—	$(153)	$—

Comprehensive Income	$841	$2,356	$3,448	$4,131

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022		June 30, 2021

Changes in Members' Equity
Balance, Beginning of the Period	$28,183	$25,518	$27,747		$25,758
Net Income	994	2,356	3,601		4,131
Unrealized loss on investments	(153)	—	(153)		—
Distributions to Members	(2,168)	(2,013)	(4,339)		(4,028)
Balance, End of the Period	$26,856	$25,861	$26,856	$	$ 25,861

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021

Cash Flows from Operating Activities
Net Income	$3,601	$4,131
Net (Income) from ProGold LLC	(3,884)	(4,346)
Realized (Gain) Loss - Investments	—	1
Changes in assets and liabilities
Other Current Assets	158	211
Accrued liabilities and payables	(203)	(199)
Net Cash Used in Operating Activities	(328)	(202)

Cash Flows from Investing Activities
(Purchase) of investments	(2,500)	(74)
Sale of investments	601	—
Investment in ProGold LLC	(89)	—
Distribution received from ProGold LLC	6,108	3,086

Net Cash Provided in Investing Activities	4,120	3,012

Cash Flows from Financing Activities
Member distributions paid	(4,339)	(4,028)
Net Cash Used by Financing Activities	(4,339)	(4,028)

Decrease in Cash and Cash Equivalents	(547)	(1,218)

Cash and Cash Equivalents, Beginning of Period	1,595	3,547

Cash and Cash Equivalents, End of Period	$1,048	$2,329

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the six-month period ended June 30, 2022 and 2021 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the six-month period ended June 30, 2022 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2022.

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

	June 30,		December 31,
(In Thousands)	2022	2021	2021

Current Assets	$257	$1,077	$4,873
Long-Term Assets	37,650	41,533	43,320
Total Assets	$37,907	$42,610	$48,193

Current Liabilities	$—	$3,396	$3,903
Long-Term Liabilities	—	2,000	1,833
Total Liabilities	—	5,396	5,736

Members’ Equity	37,907	37,214	42,457

Total Liabilities and Members’ Equity	$37,907	$42,610	$48,193

Rent Revenue on Operating Lease	$7,846	$10,271	$21,045
Expenses	1,747	1,401	3,865

Net Income	$6,099	$8,870	$17,180

NOTE 4 –INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands):

June 30, 2022:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$3,938	$—	$3,938
Fixed Income Funds - Available for Sale	—	2,499	—	2,499
Money Market & CD’s	—	588	—	588
	$—	$7,025	$—	$7,025

December 31, 2021:
Corporate Bonds - Held to Maturity	$—	$2,227	$—	$2,227
Fixed Income Funds - Available for Sale	—	2,619	—	2,619
Money Market & CD’s	—	448	—	448
	$—	$5,294	$—	$5,294

Maturities are as follows as of June 30, 2022 (in thousands):

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$1,922	$1,912
Due in 2 to 5 years	1,329	1,337
Greater than 5 years	706	689
	$3,957	$3,938

The Coopertive’s investments are as follows as of June 30, 2022 and December 31, 2021 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2022:
Corporate Bonds - Held to Maturity	$3,957	$16	$(35)	$3,938
Fixed Income Funds - Available for Sale	2,652	—	(153)	2,499
Money Market & CD’s	588	—	—	588
	$7,197	$16	$(188)	$7,025

December 31, 2021:
Corporate Bonds - Held to Maturity	$2,232	$41	$(46)	$2,227
Fixed Income Funds - Available for Sale	2,619	—	—	2,619
Money Market & CD’s	448	—	—	448
	$5,299	$41	$(46)	$5,294

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

For the six month periods ended June 30, 2022 and 2021, the Cooperative made $0 in contributions. The Cooperative does not anticipate making a contribution in 2022. Contributions in 2021 totaled $0.

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

Identify Contracts with Customers

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

Performance Obligations

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

Variable Consideration

The Cooperative’s Board of Directors has the discretion to change the member incentive payment, purchased corn and agency fees based on the Cooperative’s corn delivery needs. The Cargill agency fee is also a component of corn expense.

Significant Judgments

The evaluation of contracts with customers, performance obligations, and variable consideration requires significant judgment; the decision to combine contracts or separate a combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period.

For the six month periods ended June 30, 2022 and 2021, the Cooperative recognized corn revenue under ASC 606 of $59.8 million and $49.8 million, respectively. Disaggregated revenue for the six month periods ended June 30, 2022 and 2021 is as follows: revenue from Method A deliveries totaled $19.4 million and $16.7 million, respectively; and revenue from Method B deliveries totaled $40.4 million and $33.1 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 12, 2022, the Cooperative made distributions to its members totaling $2,168,667, or $0.14 per outstanding membership unit. On June 29, 2022, the Cooperative made distributions to its members totaling $2,168,667 or $0.14 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate. This line of credit matures October 16, 2022. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of June 30, 2022 or December 31, 2021.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2022 financial statements and concluded that no subsequent events have occurred that would require recognition in the June 30, 2022 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form on 10-K for the fiscal year ended December 31, 2021. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. The Cooperative’s actual results could differ materially from those indicated in the forward-looking statements for many reasons, including events beyond the Cooperative’s control and assumptions that prove to be inaccurate or unfounded. The Cooperative’s actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of the Cooperative’s joint ownership interest in ProGold LLC following Cargill’s acquisition of a 50% interest in ProGod LLC; (ii) fluctuations in the market price per bushel of corn; (iii) the continued impact of the novel coronavirus (COVID-19); (iv) the impact of the war in Ukraine; (v) the effect of inflation as well as general economic conditions; and (vi) other factors described from time to time in the Cooperative’s Securities and Exchange Commission filings. The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

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

Any person residing in the United States can own membership units of the Cooperative (“Units”) as long as that person delivers or provides for the delivery of corn for processing at the ProGold LLC facility. Ownership of Units requires members to deliver bushels of corn to the Cooperative for processing in proportion to the number of Units each member holds. Currently, 15,490,480 Units are issued and outstanding. The Cooperative’s income and losses are allocated to its members based on the volume of corn they deliver. Subject to certain limitations, as long as a member patronizes the Cooperative by delivering one (1) bushel of corn for each Unit held by the member, the member will be allocated a corresponding portion of the Cooperative’s income (or loss). In this way, the Cooperative operates on a cooperative basis.

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

For the three and six-month periods ended June 30, 2022, the Cooperative sold approximately 3.8 and 8.5 million bushels of corn compared to approximately 4.0 and 8.6 million bushels of corn sold during the three and six-month periods ended June 30, 2021. For the three and six-month periods ended June 30, 2022, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1.0 and 2.8 million bushels of corn using Method A and 2.8 and 5.7 million bushels of corn using Method B. In the same respective periods in 2021, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1.2 and 2.9 million bushels of corn using Method A and 2.8 and 5.7 million bushels of corn using Method B. The increase in price of corn was driven by strong demand and the impact of the war in Ukraine on all commodity prices.

For the three and six-month periods ended June 30, 2022, the Cooperative recognized corn revenue of $29,513,000 and $59,815,000 compared to $26,334,000 and $49,866,000, during the same respective periods in 2021, an increase of 12% for the second quarter and an increase of 20% year to date due primarily to an increase in the price per bushel of corn sold year to date in 2022 compared to 2021.

Expenses. The Cooperative recognized corn expense of $29,529,000 and $59,846,000 for the three and six-month periods ended June 30, 2022, respectively, compared to $26,351,000 and $49,866,000 during the same respective periods in 2021, an increase of 12% for the second quarter, and an increase of 20% year to date due primarily to an increase in the price per bushel of corn purchased in 2022 compared to 2021.

The Cooperative recognized expense of $15,000 and $30,000 for the three and six-month periods ended June 30, 2022, respectively, and during the same respective periods in 2021 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and six-month periods ended June 30, 2022 of $1,088,000 and $3,884,000, respectively, compared to $2,452,000 and $4,346,000 during the same respective periods in 2021, a decrease of 56% for the second quarter and a decrease of 11% year to date due primarily to a decrease in ProGold’s lease revenue in 2022 compared to 2021.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and six-month periods ended June 30, 2022 were $105,000 and $307,000, respectively, compared to $120,000 and $267,000 during the same respective periods in 2021. The increase in administrative expenses for the six month period ended June 30, 2022 compared to the six month period ended June 30, 2021 is primarily due to additional consulting and legal expenses associated with the negotiation of ProGold’s amended lease agreement and operating agreement.

Other Income. Interest income for the three and six-month periods ended June 30, 2022 was $27,000 and $55,000 compared to $41,000 and $83,000 during the same respective periods in 2021. The decrease is primarily due to lower interest earned on investments.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2022 was $6,295,000 compared to $6,237,000 at June 30, 2021. The increased working capital at the end of the second quarter of 2022 as compared to the same period in 2021 was the result of changes in the timing of maturities of the Cooperative’s investments. The Cooperative received cash distributions from ProGold LLC totaling $6,108,000 for the six-month period ended June 30, 2022 compared $3,086,000 for the six-month period ended June 30, 2021. Increased ProGold LLC distributions are primarily related to the distribution of ProGold reserves prior to the change in ownership of ProGold on March 1, 2022.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit will terminate on October 16, 2022. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of June 30, 2022 or December 31, 2021.

The Cooperative had no long-term debt as of June 30, 2022 and June 30, 2021 and used operating cash flows of $328,000 for the six-month period ended June 30, 2022 compared to $202,000 for the six-month period ended June 30, 2021. The increase in operating cash flows for the six month period ended June 30, 2022 compared to the six month period ended June 30, 2021 is primarily due to a increased legal and administrative expenses associated with the negotiation of ProGold’s amended lease agreement and operating agreement.

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

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2022. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: August 15, 2022	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer