Form 10-Q
period 2022-09-30
Golden Growers Cooperative
filed 2022-11-04
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022
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

As of November 3, 2022 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,864	$1,595
Short-Term Investments	4,606	4,290
Other Current Assets	112	255
Total Current Assets	7,582	6,140

Long-Term Investments	2,437	1,009
Investment in ProGold LLC	18,080	20,803

Total Assets	$28,099	$27,952

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$1
Accrued Liabilities	2,168	204
Total Current Liabilities	2,168	205

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2022 and December 31, 2021	26,154	27,747
Accumulated Other Comprehensive Loss	(223)	—

Total Members’ Equity	25,931	27,747

Total Liabilities and Members’ Equity	$28,099	$27,952

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
OPERATIONS
Corn Revenue	$22,891	$19,554	$82,706	$69,389
Corn Expense	(22,908)	(19,568)	(82,754)	(69,433)
Net Income from ProGold LLC	1,343	1,790	5,227	6,136
General & Administrative Expenses	(113)	(108)	(421)	(378)

Net Income from Operations	1,213	1,668	4,758	5,714

Other Income	101	18	156	103

Net Income Before Income Tax	$1,314	$1,686	$4,914	$5,817

Net Income	$1,314	$1,686	$4,914	$5,817

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.08	$0.11	$0.32	$0.38

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
COMPREHENSIVE INCOME
Net Income	1,314	$1,686	$4,914	$5,817
Unrealized loss on investments	$(71)	$—	$(223)	$—
Comprehensive Income	$1,243	$1,686	$4,691	$5,817

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Changes in Members' Equity
Balance, Beginning of the Period	$26,856	$25,862	$27,747	$25,758
Net Income	1,314	1,686	4,914	5,817
Unrealized loss on investments	(71)	—	(223)	—
Distributions to Members	(2,168)	(2,014)	(6,507)	(6,041)
Balance, End of the Period	$25,931	$25,534	$25,931	$25,534

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021

Cash Flows from Operating Activities
Net Income	$4,914	$5,817
Net (Income) from ProGold LLC	(5,227)	(6,136)
Changes in assets and liabilities
Other Current Assets	143	212
Accrued liabilities and payables	(204)	(204)
Net Cash Used in Operating Activities	(374)	(311)

Cash Flows from Investing Activities
(Purchase) of investments	(1,968)	(81)
Investment in ProGold LLC	(89)	-
Distribution received from ProGold LLC	8,039	4,050

Net Cash Provided by Investing Activities	5,982	3,969

Cash Flows from Financing Activities
Member distributions paid	(4,339)	(4,027)
Net Cash Used in Financing Activities	(4,339)	(4,027)

Increase (Decrease) in Cash and Cash Equivalents	1,269	(369)

Cash and Cash Equivalents, Beginning of Period	1,595	3,547

Cash and Cash Equivalents, End of Period	$2,864	$3,178

Non-Cash Financing Activity
Accrued Distributions Payable to Members	$2,168	$2,014

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three and nine months ended September 30, 2022 and 2021 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2022.

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

	September 30,		December 31,
(In Thousands)	2022	2021	2021

Current Assets	$240	$3,048	$4,873
Long-Term Assets	37,110	41,959	43,320
Total Assets	$37,350	$45,007	$48,193

Current Liabilities	$619	$4,186	$3,903
Long-Term Liabilities	—	1,917	1,833
Total Liabilities	$619	$6,103	$5,736

Members’ Equity	36,731	38,904	42,457

Total Liabilities and Members’ Equity	$37,350	$45,007	$48,193

Rent Revenue on Operating Lease	$13,516	$15,176	$21,045
Expenses	3,015	2,654	3,865

Net Income	$10,501	$12,522	$17,180

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2022:
Corporate Bonds - Held to Maturity	$—	$4,418	$—	$4,418
Fixed Income Funds - Available for Sale	—	2,450	—	2,450
Money Market & CD’s	—	74	—	74
	$—	$6,942	$—	$6,942

December 31, 2021:
Corporate Bonds - Held to Maturity	$—	$2,227	$—	$2,227
Fixed Income Funds - Available for Sale	—	2,619	—	2,619
Money Market & CD’s	—	448	—	448
	$—	$5,294	$—	$5,294

Maturities are as follows as of September 30, 2022 (in thousands):

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$2,070	$2,055
Due in 2 to 5 years	1,755	1,692
Due in 6 to 10 years	694	671
	$4,519	$4,418

The Cooperative’s investments are as follows as of September 30, 2022 and December 31, 2021 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2022:
Corporate Bonds - Held to Maturity	$4,519	$—	$(101)	$4,418
Fixed Income Funds - Available for Sale	2,673	—	(223)	2,450
Money Market & CD’s	74	—	—	74
	$7,266	$—	$(324)	$6,942

December 31, 2021:
Corporate Bonds - Held to Maturity	$2,232	$41	$(46)	$2,227
Fixed Income Funds - Available for Sale	2,619	—	—	2,619
Money Market & CD’s	448	—	—	448
	$5,299	$41	$(46)	$5,294

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

For the nine-month periods ended September 30, 2022 and 2021, the Cooperative made $0 in contributions. The Cooperative does not anticipate making a contribution in 2022. Contributions in 2021 totaled $0.

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

For the nine-month periods ended September 30, 2022 and 2021, the Cooperative recognized corn revenue under ASC 606 of $82.7 million and $69.4 million, respectively. Disaggregated revenue for the nine month periods ended September 30, 2022 and 2021 is as follows: revenue from Method A deliveries totaled $22.9 million and $19.9 million, respectively; and revenue from Method B deliveries totaled $59.8 million and $49.5 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 12, 2022, the Cooperative made distributions to its members totaling $2,168,667, or $0.14 per outstanding membership unit. On June 29, 2022, the Cooperative made distributions to its members totaling $2,168,667, or $0.14 per outstanding membership unit. At its September meeting, the Cooperative’s Board of Directors authorized a distribution to its members totaling $2,168,667, or $0.14 per outstanding membership unit, to be paid in October 2022. On October 14, 2022 the Cooperative made the distribution to its members.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate. This line of credit matures on October 16, 2024. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of September 30, 2022 or December 31, 2021.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2022 financial statements and concluded that no subsequent events have occurred that would require recognition in the September 30, 2022 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited condensed financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form on 10-K for the fiscal year ended December 31, 2021. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. The Cooperative’s actual results could differ materially from those indicated in the forward-looking statements for many reasons, including events beyond the Cooperative’s control and assumptions that prove to be inaccurate or unfounded. The Cooperative’s actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of the Cooperative’s joint ownership interest in ProGold LLC following Cargill’s acquisition of a 50% interest in ProGold LLC; (ii) fluctuations in the market price per bushel of corn; (iii) the continued impact of the novel coronavirus (COVID-19); (iv) the impact of the war in Ukraine; (v) the effect of inflation as well as general economic conditions; and (vi) other factors described from time to time in the Cooperative’s Securities and Exchange Commission filings. The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

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

Prior to March 1, 2022, the Cooperative and American Crystal Sugary Company (“American Crystal”) owned a 49% interest and 51% in ProGold LLC, respectively. In connection with its interest in ProGold LLC, the Cooperative has the right and obligation to deliver corn to be processed at the wet-mining facility. On April 4, 2017, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018 (the “Consent Agreement”), relating to the lease of ProGold LLC’s wet-milling facility to Cargill and the Cooperative’s interest in ProGold LLC. On the same day, Cargill and American Crystal entered into an Option Agreement, effective on January 1, 2018 (the “Option Agreement”), detailing the price, term and other conditions under which American Crystal granted to Cargill an exclusive option (the “Option”) to purchase a 50% interest in ProGold LLC from American Crystal during the first four years of the lease. Under the Consent Agreement, the Cooperative approved and consented to the transfer of the 50% interest in ProGold LLC from American Crystal to Cargill in the event Cargill exercised its option. The Cooperative also secured the right to purchase American Crystal’s remaining 1% interest in ProGold LLC for a base price ranging from $1.3 million to $1.7 million, depending on when Cargill notified American Crystal of its intention to exercise its option. The Cooperative would also be required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that had not been paid by Cargill to ProGold LLC through additional rent with respect to certain projects at the facility.

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

For the three and nine-month periods ended September 30, 2022, the Cooperative sold approximately 3.3 and 11.8 million bushels of corn, respectively, compared to approximately 3.4 and 12.0 million bushels of corn sold during the three and nine-month periods ended September 30, 2021. For the three and nine-month periods ended September 30, 2022, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 0.5 and 3.3 million bushels of corn using Method A and 2.8 and 8.5 million bushels of corn using Method B. In the same respective periods in 2021, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 0.6 and 3.5 million bushels of corn using Method A and 2.8 and 8.5 million bushels of corn using Method B.

For the three and nine-month periods ended September 30, 2022, the Cooperative recognized corn revenue of $22,891,000 and $82,706,000, respectively, compared to $19,554,000 and $69,389,000, during the same respective periods in 2021, an increase of 17% for the third quarter and an increase of 19% year to date due primarily to an increase in the price per bushel of corn sold year to date in 2022 compared to 2021. The increase in the price per bushel of corn was driven by strong demand and the impact of the war in Ukraine on all commodity prices.

Expenses. The Cooperative recognized corn expense of $22,908,000 and $82,754,000 for the three and nine-month periods ended September 30, 2022, respectively, compared to $19,568,000 and $69,433,000 during the same respective periods in 2021, an increase of 17% for the third quarter, and an increase of 19% year to date due primarily to an increase in the price per bushel of corn purchased in 2022 compared to 2021.

The Cooperative recognized expense of $15,000 and $45,000 for the three and nine-month periods ended September 30, 2022, respectively, and during the same respective periods in 2021 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and nine-month periods ended September 30, 2022 of $1,343,000 and $5,227,000, respectively, compared to $1,790,000 and $6,136,000 during the same respective periods in 2021, a decrease of 25% for the third quarter and a decrease of 15% year to date due primarily to a decrease in ProGold’s lease revenue in 2022 compared to 2021.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and nine-month periods ended September 30, 2022 were $113,000 and $421,000, respectively, compared to $108,000 and $378,000 during the same respective periods in 2021. The increase in administrative expenses for the nine-month period ended September 30, 2022 compared to the nine month period ended September 30, 2021 is primarily due to additional consulting and legal expenses associated with the negotiation of ProGold’s amended lease agreement and operating agreement.

Other Income. Interest income for the three and nine-month periods ended September 30, 2022 was $101,000 and $156,000, respectively, compared to $18,000 and $103,000 during the same respective periods in 2021. The increase is primarily due to higher interest earned on investments.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2022 was $5,414,000 compared to $4,982,000 at September 30, 2021. The increased working capital at the end of the third quarter of fiscal 2022 as compared to the end of the third quarter of fiscal 2021 was the result of changes in the timing of maturities of the Cooperative’s investments. The Cooperative received cash distributions from ProGold LLC totaling $8,039,000 for the nine-month period ended September 30, 2022 compared $4,050,000 for the nine-month period ended September 30, 2021. Increased ProGold LLC distributions are related to the distribution of ProGold reserves prior to the change in ownership of ProGold on March 1, 2022.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit will terminate on October 16, 2024. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of September 30, 2022 or December 31, 2021.

The Cooperative had no long-term debt as of September 30, 2022 and September 30, 2021 and used operating cash flows of $374,000 for the nine-month period ended September 30, 2022 compared to used cash flows of $311,000 for the nine-month period ended September 30, 2021. The decrease in operating cash flows for the nine-month period ended September 30, 2022 compared to the nine month period ended September 30, 2021 is primarily due to decreased net income from ProGold in 2022 compared to 2021.

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

Significant Accounting Estimates and Policies

The Cooperative generally does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year. The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2022. The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period. The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned. The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver, or over-deliveries, of corn.

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

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2022. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2022 and 2021 – filed herewith.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) balance sheets, (ii) statements of operations and comprehensive income, (iii) statements of cash flows, and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 4, 2022	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer