Form 10-K
period 2022-12-31
Golden Growers Cooperative
filed 2023-03-08
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐      No[X]

________________________________________

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐      No[X]

________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]      No☐

________________________________________

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes[X]       No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

________________________________________

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extension transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

________________________________________

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

________________________________________

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

________________________________________

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D -1(b). ☐

________________________________________

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐       No [X]

________________________________________

As of March 7, 2023, the registrant had 15,490,480 Units issued and outstanding. There is no established public market for the registrant’s Units. Although there is a limited, private market for the registrant’s Units, the registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the registrant’s Units held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements and information based upon assumptions by Golden Growers Cooperative (“we,” “us,” “our,” and the “Cooperative”), including assumptions about risks and uncertainties faced by the Cooperative. These forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “believes,” “may,” “will,” or the negative of these terms or similar verbs or expressions. Forward-looking statements in this report generally relate to: our expectations regarding our membership in ProGold Limited Liability Company (“ProGold”) and its distributions to the Cooperative; our beliefs regarding the sufficiency of working capital and cash flows; our expectations regarding our continued ability to renew or obtain financing on reasonable terms when necessary; the impact of recently issued accounting pronouncements; our intentions and beliefs relating to our costs and business strategies; our expected operating and financial results; our expectations concerning our contract arrangements with members; our beliefs regarding competitive factors and our competitive strengths; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our beliefs regarding our internal controls over financial reporting; and our intentions for paying member distributions. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

This report should be read thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to: (i) the impact of the Cooperative’s joint ownership interest in ProGold LLC following Cargill’s acquisition of a 50% interest in ProGold LLC; (ii) fluctuations in the market price per bushel of corn; (iii) the continued impact of the novel coronavirus (COVID-19); (iv) the impact of the war in Ukraine; (v) the effect of inflation as well as general economic conditions and the agricultural cycle on the demand for our members’ corn; (vi) our ability to retain our key employee; (vii) the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and (viii) other factors described in this report and from time to time in our other reports filed with the Securities and Exchange Commission. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Cooperative’s actual results could materially differ from those anticipated by such forward-looking statements. The Cooperative undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments. Readers should not place undue reliance on such forward-looking statements. The Cooperative qualifies all of its forward-looking statements by these cautionary statements.

PART I

Item 1. BUSINESS

General

Golden Growers Cooperative is a value-added agricultural cooperative association owned by 1,480 members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing. The Cooperative was originally formed in 1994 as a North Dakota agricultural cooperative with the goal of allowing its members to receive additional value from the corn that they grow through the processing of that corn into value-added products, such as corn sweeteners. The Cooperative accomplished this purpose by forming a joint venture with  American Crystal Sugar Company (“American Crystal”) that formed ProGold Limited Liability Company (“ProGold”), a Minnesota limited liability company that designed and constructed a corn wet-milling facility in Wahpeton, North Dakota to process corn into high fructose corn syrup and related co-products. The Cooperative’s membership in ProGold LLC includes a right and obligation for the Cooperative to deliver corn to the ProGold facility for processing. The Cooperative’s members deliver corn to the ProGold facility on the Cooperative’s behalf to meet this delivery obligation.

On November 1, 1997, ProGold entered into an operating lease with Cargill Incorporated (“Cargill”) for the entire ProGold facility. Cargill has operated the facility continually since this time. While ProGold no longer operates the wet-milling facility, the Cooperative, through its members, continues to have an obligation to deliver corn directly to Cargill at the wet-milling facility.

On September 1, 2009, by way of a series of mergers, the Cooperative changed its domicile and form of entity from a North Dakota cooperative to a Minnesota cooperative association governed under Minnesota Statutes Chapter 308B. The Cooperative operates as a cooperative for state law purposes but is treated as a partnership under Subchapter K of the Internal Revenue Code of 1986, as amended (the “Code”) for tax purposes.

Additional information about the Cooperative can be found on our website, https://goldengrowers.com. We are neither including nor incorporating by reference herein the information contained on our corporate website. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Exchange Act requires us to file periodic reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

Business Operations

The Cooperative is in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold. We accomplish our business on behalf of our members not through the ownership of assets such as a plant and equipment, but through our contract relationships with all of the parties involved in the ownership and operation of the facility. From an income production perspective, our membership interest in ProGold is our primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold, also provides our members with additional value for the delivery of their corn for processing. Cargill is also an integral part of our financial success. Cargill provides the Cooperative grain services that allow us to facilitate corn delivery to the ProGold facility at little or no expense. In addition, the lease payments Cargill makes to ProGold that are in turn distributed to the Cooperative provide us with the cash to make distributions to our members.

Ownership in ProGold

Prior to March 1, 2022, the Cooperative and American Crystal owned a 49% interest and 51% in ProGold, respectively. On April 4, 2017, ProGold and Cargill entered into a Second Amended and Restated Facility Lease (the “Facility Lease”), which commenced on January 1, 2018 and continued through December 31, 2022. On the same day, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018 (the “Consent Agreement”), relating to the Facility Lease and the Cooperative’s interest in ProGold, and Cargill and American Crystal entered into an Option Agreement, effective on January 1, 2018 (the “Option Agreement”), detailing the price, term and other conditions under which American Crystal granted to Cargill an exclusive option (the “Option”) to purchase a 50% interest in ProGold from American Crystal during the first four years of the Facility Lease. Under the Consent Agreement, the Cooperative approved and consented to the transfer of the 50% interest in ProGold from American Crystal to Cargill in the event Cargill exercised its option. The Cooperative also secured the right to purchase American Crystal’s remaining 1% interest in ProGold for a base price ranging from $1.7 million to $1.3 million, depending on the timing of Cargill’s notification to American Crystal of its intention to exercise its option. The Cooperative was also required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that had not been paid by Cargill to ProGold through additional rent with respect to certain projects at the facility.

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

In connection with Cargill’s exercise of its Option under the Option Agreement, the Cooperative, Cargill and ProGold entered into that certain ProGold Limited Liability Company Agreement (the “Operating Agreement”), effective March 1, 2022, in order to set forth the structure, governance and operation of ProGold according to certain operational principles and other guidelines described in the Consent Agreement. Beginning March 1, 2022, the Cooperative allocated 50% of the profits and losses of ProGold and received 50% of any cash that is distributed to ProGold’s members.

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

In the event any Cargill Competitor (as defined in the Operating Agreement) acquires an equity interest in the Cooperative, Cargill will have a sixty-day option to purchase all of the membership interest in ProGold held by the Cooperative for a purchase price of $81 million plus 50% of the remaining lease payments due under the Facility Lease through the closing date of such sale. Further, if a Triggering Event (as defined in the Operating Agreement) occurs, the Cooperative and Cargill will expeditiously and in good faith work together to finalize a joint venture agreement for the structure, governance and operation of ProGold according to certain operating principles and other guideline terms. If a joint venture agreement is agreed to, the Cooperative will reimburse Cargill for 50% of the undepreciated capital expense associated with approved projects. If the Cooperative and Cargill are unable to agree on terms for a joint venture agreement, Cargill agrees to purchase the Cooperative’s 50% interest in ProGold for $81 million and half of any remaining lease payments due through December 31, 2026.

Also in connection with the Option exercise, ProGold and Cargill entered into that certain First Amendment to Second Amended and Restated Facility Lease, effective March 1, 2022, extending the term of the Facility Lease through December 31, 2026. Under the terms of the amended Facility Lease, Cargill paid ProGold an annual lease payment of $15.5 million in 2021 and 2022, will pay an annual lease payment of $15.5 million in 2023, and $16 million in 2024 through 2026. Cargill also agreed to pay the Cooperative $1.29 million at closing as an early buyout of previously committed and deployed capital projects.

The wet-milling facility was built in 1995. As processing facilities age, more extensive maintenance becomes necessary to keep the facility in good working order. During the term of the Facility Lease, Cargill will deploy capital for several approved projects estimated at $25 million. Cargill will have a leasehold interest in these capital projects and will receive the benefit of depreciation during the term of the Facility Lease. Additionally, ProGold agreed to pay at least $750,000 in 2022 and 2023, and $500,000 in 2024 through 2026, for infrastructure maintenance and may also be required to pay additional sums in order to make certain capital improvements. The payments will reduce any income available for ProGold’s members at the time of such expenses. The Cooperative and Cargill would experience any such reduction in ProGold’s income proportionately based on their percentage ownership of ProGold.

Membership and Delivery Obligations

Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold facility. The Cooperative’s members deliver corn to the ProGold facility on the Cooperative’s behalf to meet this delivery obligation.

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

In order to provide delivery services to our members in the most cost-effective manner, the Cooperative has entered into an agreement with Cargill whereby we appoint Cargill as our agent to arrange for the delivery of the corn by our members who elect to deliver corn using Method A, and we appoint Cargill as our agent to acquire corn on our behalf for our members who elect to deliver corn using Method B. If a member elects to deliver corn using Method B, the price per bushel the Cooperative pays to the member is equal to the price per bushel paid by Cargill to acquire the corn as our agent. The Cooperative pays members who deliver corn under Method A the market price or contracted price for their corn at the time of delivery. Members who deliver corn under Method A also receive from the Cooperative an incentive payment of $.05 per bushel on the corn that they deliver, while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having us deliver corn on their behalf. The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of our Board of Directors. While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf.

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

In exchange for the services set forth above with respect to handling our member’s delivery of corn to the wet-milling facility, we paid Cargill an annual fee of $60,000 in 2022. This fee was paid in quarterly installments. In addition, we also pay Cargill a per-bushel fee if a Method A member fails to deliver corn. This amount is in addition to any reimbursement we are required to pay Cargill for a Method A member’s failure to deliver. All of our agreements with Cargill terminate at the expiration of the Facility Lease between Cargill and ProGold.

Allocation of Income and/or Losses

When members deliver corn to the Cooperative for processing at the facility, they are paid a market price for the corn that is delivered. In addition, members have a right to receive added value for the efforts in the form of patronage based on each member’s proportionate share of the Cooperative’s income from ProGold that is derived primarily from Cargill’s lease of the facility.

Our Third Amended and Restated Bylaws (“Bylaws”) establish a Method A delivery pool and a Method B delivery pool. Generally, our income and/or losses are allocated annually based on the percentage of bushels of corn our members elect to deliver using either Method A or Method B. Regardless of the actual percentage allocation between our members who deliver bushels of corn using Method A or Method B, our Bylaws require us to annually allocate at least 25% of our income and/or losses to the Method A pool. The amount of our income and/or losses actually allocated to the Method A pool is a percentage equal to the greater of 25% or the actual percentage of bushels of corn delivered by our members using Method A.

If less than 25% of the bushels of corn are delivered by members using Method A, the members who elect Method A will be allocated 25% of our income and/or losses even though they deliver less than 25% of the bushels of corn obligated to be delivered by us to Cargill. As a result of this requirement, a Method A member may receive a greater proportionate allocation of our income and/or losses than a Method B member who contracted to have the same amount of corn delivered.

For each of the 2021 and 2022 fiscal years, our members elected to and delivered 27% of the bushels of corn by Method A and 73% of the bushels of corn by Method B. For each year, this resulted in 27% of our income and/or losses and 27% of any cash distributions being allocated to the Method A pool. This reflects the actual percentage of members who elected to deliver corn using Method A and does not result in reallocation to meet the 25% requirement set forth in our governing documents.

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

Employees

As of December 31, 2022, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer.

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

Holders

As of the date hereof, there are 1,480 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains. Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members. The Cooperative may make cash distributions at such time and in such amounts as determined from time to time by our Board of Directors in its sole discretion; provided that we must annually, on or before March 1 of each year, make a cash distribution to our then current members equal to at least thirty percent (30%) of the income allocated to members for the prior year. Any such cash distributions shall be made in a uniform and equitable basis among the members within a particular allocation pool on the basis of patronage. Such cash distributions will be reduced by any tax withholding payments that are made on the member’s behalf. For the fiscal year ended December 31, 2021, the Cooperative made aggregate cash distributions to members of $6,041,000. For the fiscal year ended December 31, 2022, the Cooperative made aggregate cash distributions to members of $6,506,000. For more information regarding factors considered by the Board of Directors in determining the amount of cash distributions, see the section entitled “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Cooperative sold approximately 15.5 million bushels of corn on behalf of its members in each of fiscal 2021 and 2022. The Cooperative recognized corn revenue of $107,409,000 in fiscal 2022 as compared to $89,565,000 in fiscal 2021, an increase of 20% due primarily to an increase in the price of corn sold. The Cooperative recognized corn expense of $107,451,000 in fiscal 2022 and $89,605,000 in fiscal 2021, an increase of 20% due primarily to an increase in the price of corn purchased.

In fiscal 2022, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,161,000 bushels of corn using Method A and 11,329,000 bushels of corn using Method B. In fiscal 2021, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,141,000 bushels of corn using Method A and 11,349,000 bushels of corn using Method B. In each of fiscal 2022 and 2021, the Cooperative recognized incentive fee expense of $208,000 and agency fee income of $227,000 for this period as well as $60,000 of expense for Cargill’s services as our agent in connection with the Cooperative’s corn marketing operation.

The Cooperative derived $6,751,000 of income from ProGold in fiscal year 2022, a decrease of $1,667,000 or 19.8% as compared to $8,418,000 of income in fiscal 2021. The decrease in income received from ProGold was due primarily to a decrease in supplemental lease revenue in 2022 compared to 2021.

General and Administrative Expenses

The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our Board of Directors. The general and administrative expenses for fiscal 2022 were $537,000, an increase of $52,000 or 11% as compared to fiscal 2021. The increase was due primarily to increased legal and general administrative costs.

Other Income

Other income for the fiscal year ended December 31, 2022, was $508,000 compared to $137,000 for the fiscal year ended December 31, 2021. The increase was due primarily to increased investment income. Realized gain(loss) on investments for the fiscal year ended December 31, 2022, was $286,000 as compared to $0 for the same respective period in 2021.

Liquidity and Capital Resources

The Cooperative’s working capital was $6,969,000 at December 31, 2022 and $5,935,000 at December 31, 2021. The increased working capital in 2022 as compared to 2021 was primarily a result of increased ProGold distributions received during 2022 as compared to 2021.

The Cooperative received cash distributions from ProGold totaling $9,595,000 in fiscal 2022 and $4,589,000 in fiscal 2021. Increased ProGold LLC distributions are related to the distribution of ProGold reserves prior to the change in ownership of ProGold on March 1, 2022. The Cooperative paid cash distributions to its members totaling $6,506,000 in fiscal 2022 and $6,041,000 in fiscal 2021.

In fiscal 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2024. The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank. There was no outstanding balance as of December 31, 2022.

The Cooperative had no long-term debt as of December 31, 2022 and December 31, 2021.

The Cooperative used operating cash flows of $410,000 for the fiscal year ended December 31, 2022 and $384,000 for the fiscal year ended December 31, 2021. The increased use of operating cash flows is primarily due to timing of payments for operating costs.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Cooperative’s financial statements for the fiscal years ended December 31, 2021 and 2022 have been audited to the extent indicated in this report by Widmer Roel PC, an independent registered public accounting firm. The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2022, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022 based on these criteria.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Cooperative’s Board of Directors consists of nine directors, including two District Directors from each of three geographic districts, North, Central and South, and three directors serving as Directors-at-Large. District Directors must belong to the district they represent and be elected by a majority of the members from their geographic district voting in an election for that purpose. Directors-at-Large may come from any district, but must be elected by a majority of all members voting in an election for that purpose. Except as further described herein, directors are elected to serve three-year terms. A director cannot serve more than four consecutive full three-year terms on the Board.

Regardless of the type of directorship, director nominees must be members of the Cooperative holding Units of the Cooperative. In the case of a holder of Units who is other than a natural person, a duly appointed or elected representative of such member may serve as a director.

Each year, three directors are elected through the use of mailed ballots with notice of the annual meeting provided to members qualified to vote as of the record date. However, pursuant to transitional voting as set forth in Bylaws, in the 2023 Annual Election, members from the North district will elect one District Director to serve a two-year term, members from the Central district will elect one District Director for a three-year term, and members from the South district will elect one District Director for a three-year term. All members qualified to vote as of the record date will be provided a mail ballot to elect one Director-at-Large for a three-year term. Election results shall be determined based on timely received mailed ballots and ballots collected at the annual meeting of the members.

Each person’s experience, qualifications, attributes or skills to serve as a director are determined by the voting members and are not reviewed or otherwise considered by the Cooperative before any election. The Cooperative does not have a nominating committee. A qualified member indicates his or her interest to serve by submitting a petition no later than twenty-one days before the annual meeting. If a member from a particular district, or from the general pool, does not come forward indicating a desire to run for election to serve as a director, then that seat on the Board of Directors becomes or remains unfilled.

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

The name, age, position, district and term details of each of the directors and the Cooperative’s Named Executive Officer are as follows:

			Director	Term Expires
Name and Position	Age	District	Since

Mark Harless (Chairperson)	66	North	2011	2023
Brett Johnson (Vice Chairperson)	55	Central	2013	2025
Blane Benedict (Director)	62	North	2022	2024
Richard Bot (Director)	68	South	2017	2023
Matthew Hasbargen (Secretary)	51	At Large	2013	2025
Scott Jetvig (Treasurer)	56	At Large	2015	2024
Chris Johnson (Director)	66	Central	2022	2023
Brady Koehl (Director)	29	At Large	2022	2023
Larry Vipond (Director)	72	South	2015	2024

Executive Officer
Scott Stofferahn	65		—	—

Below is the biographical information of each director and our Named Executive Officer.

Blane Benedict. Mr. Benedict was elected in March 2022 for a two-year term. Mr. Benedict has farmed near Sabin, MN since 1980 . Mr. Benedict also operates a farm business management company. Mr. Benedict attended North Dakota State University and later received a degree in Farm Business Management from Northland Community and Technical College. He is a director and former Chair of Agrasure, a MN farmers-only Workers Compensation Insurance Agency and has served as council chairperson of his church.

Richard Bot. Mr. Bot has been a director since March 2017. Mr. Bot farms in partnership with his brother near Minneota, MN where he raises feed grains and feeder lambs. From 1990 to 1996, Mr. Bot served on the Yellow Medicine Watershed board. Mr. Bot has been a clerk of the Westerheim Township Board since 2002. Mr. Bot is currently a member of the of the Minnesota Rotary Club where he has served as President and as Assistant District Governor. Mr. Bot has a Bachelor of Science degree in Animal Science from South Dakota State University. Mr. Bot is seeking reelection in the Cooperative’s 2023 Annual Election.

Mark L. Harless. Mr. Harless has been a director since March of 2011 and Chairperson since March 2015. He previously served as Vice Chairperson from March 2013 to March 2015. Mr. Harless has farmed near Moorhead, Minnesota, since 1985. Mr. Harless serves as President of the Lee Bean and Seed, Inc., an edible bean elevator located in Borup, Minnesota, where he has been employed since 1985. Mr. Harless received his Bachelor of Science degree in Communications from Concordia College. Mr. Harless has reached the term limitation for serving on the Cooperative’s Board of Directors and, therefore, is not eligible to be re-elected in the Cooperative’s 2023 Annual Election. The Cooperative thanks Mr. Harless for his years of service.

Matt Hasbargen. Mr. Hasbargen has been a director since March 2013, Secretary since March 2015, and Chairperson of the Strategic Planning Committee since March 2020. He farms near Breckenridge, Minnesota with his father and brother. In the winter months he works for AgCountry Farm Credit Services as a Senior Insurance Specialist, Trainer. Prior to returning home to farm in 1999, Mr. Hasbargen worked for Minnesota Life in St. Paul, Minnesota where he managed life insurance accounts for Farm Credit districts throughout the United States. Mr. Hasbargen holds an Economics degree from Concordia College.

Scott Jetvig. Mr. Jetvig has been a director since March 2015 and as Second Vice-Chairperson since March 2022. Mr. Jetvig has farmed near Hawley, Minnesota since 1987. In addition to his individual farming operation, Mr. Jetvig is President of SKJ Investments, Inc., an incorporated farming operation. Mr. Jetvig served on Halstad Mutual Fire Insurance Company and Hawley Lutheran Church boards. Mr. Jetvig holds Business Administration and Economics degrees from Moorhead State University.

Brett Johnson. Mr. Johnson has been a director since March 2013, 1st Vice Chairperson and Finance and Audit Committee Vice Chairperson since March 2022. He farms in partnership with his brother near Mooreton, ND where they raise corn, soybeans, and sunflowers. Mr. Johnson previously served twenty one years as a Township Officer, twelve years on the Wyndmere, ND School Board, and six years on the North Dakota Soybean Council. He holds a Bachelor of Science degree in Agricultural Economics from North Dakota State University.

Chris Johnson. Mr. Johnson was elected as a director in March 2022 for a one-year term. Previously Mr. Johnson served as a director from 2008 through 2020 when he reached his term limit. Mr. Johnson has farming operations located near Great Bend, North Dakota, and has been farming since 1974. Mr. Johnson is the owner/operator of C and S Farms, Inc. Mr. Johnson served on the Board of Directors for Farmers Elevator Co. of Hankinson, Great Bend, & Mantador. Mr. Johnson has a Bachelor of Science Degree in Agricultural Economics from North Dakota State University. Mr. Johnson is not seeking reelection in the Cooperative’s 2023 Annual Election. The Cooperative thanks Mr. Johnson for his service.

Brady Koehl. Mr. Koehl was elected as a director in March 2022 for a one-year term. Mr. Koehl is a Certified Public Accountant and the controller at CR Koehl and Sons, Inc., his family’s farming operation located in Hancock, MN. Mr. Koehl received a Bachelor of Science Degree in Accounting with minors in Ag Business Management and Economics from Southwest Minnesota State University. Prior to joining CR Koehl, Mr. Koehl was employed as a public accountant with Conway, Deuth &.Schmiesing, PLLP. Mr. Koehl is seeking reelection in the Cooperative’s 2023 Annual Election.

Lawrence A. Vipond. Mr. Vipond has been a director since March 2015, Chairman of the Personnel and Compensation Committee since March 2020, and Treasurer since March 2022. Mr. Vipond has been farming since 1971 and is a partner in Vipond Farms of Norcross, MN. Mr. Vipond previously served on the New Horizons Board of Directors and the St. Charles Church Board. Mr. Vipond also served as Chairman of the Herman Community Center Capital Fund Drive. Mr. Vipond attended Fergus Falls Community College.

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

During fiscal year 2022, the members of the Audit Committee were Brett Johnson, Chair, Richard Bot, Scott Jetvig, Brady Koehl, and Mark Harless. The Board of Directors of the Cooperative has determined that Mr. Koehl is an “audit committee financial expert” as defined by the Securities and Exchange Commission. See Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE regarding Mr. Koehl’s independence.

Report of the Audit Committee

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to PCAOB AS 1301, which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022 for filing with the Securities and Exchange Commission.

Audit Committee

Brett Johnson,
Chair Richard Bot
Scott Jetvig
Brady Koehl
Mark Harless

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

Deferred Compensation Agreement

The Cooperative has not adopted any bonus, profit sharing, or deferred compensation plans other than a pension plan for which accruals were frozen as of January 1, 2013 and under which two former employees receive benefits. In December 2022, the Cooperative approved a resolution to terminate the pension plan on March 31, 2023. The Cooperative anticipates that the process of terminating the plan will conclude in July 2024.

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

Summary Executive Compensation Table

The following table sets forth, for the last two calendar years, the dollar value of all compensation awarded to, earned by or paid to Mr. Stofferahn.

			All Other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($)
Scott Stofferahn, Executive Vice President**	2022	183,136	19,559	202,695
	2021	173,986	21,734	195,720

____________________________________
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

Director Compensation

The Cooperative reimburses our directors for expenses incurred in connection with board service. The Cooperative’s directors are paid $150 per month and the Chairperson is paid $375 per month. In addition, directors and the Chairperson receive a per diem of:

●	$300 per meeting they attend when the meeting plus their travel time exceeds 4 hours;
●	$150 per meeting they attend when the meeting plus their travel time is more than 2 but less than 4 hours;
●	$100 per meeting they attend when the meeting plus their travel time is more than 1 but less than 2 hours.

The following table sets forth for the year ending December 31, 2022 the dollar value of all cash and non-cash compensation paid to individuals serving as directors of the Cooperative during fiscal year 2022.

	Fees
	Earned or
	Paid in
Name	Cash	Total
Blane Benedict	$2,550	$2,550
David Benedict *	$950	$950
Richard Bot	$3,900	$3,900
Mark Harless	$7,900	$7,900
Matt Hasbargen	$4,450	$4,450
Scott Jetvig	$3,050	$3,050
Brett Johnson	$4,650	$4,650
Chris Johnson	$2,550	$2,550
Brady Koehl	$2,650	$2,650
Byron Koehl *	$850	$850
Nicolas A. Pyle *	$950	$950
Larry Vipond	$3,450	$3,450

* David Benedict, Byron Koehl, and Nicholas A Pyle retired effective after the 2022 Annual Member Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 7, 2023 the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Scott Stofferahn, our Executive Vice President (our Named Executive Officer) and (3) all of our Directors and the Named Executive Officer as a group. The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,480 members. Each member of the Cooperative is allowed to cast one vote at any meeting of the members, regardless of the number of Units actually held by that member. Some of our directors hold their Units through more than one entity which allows those directors to cast a vote for each one of those members. The address of each director and our Named Executive Officer is 1002 Main Avenue W, Suite 5, West Fargo, ND 58078.

	Amount and Nature of
	Beneficial Ownership
			Number of
	Number of		Membership	Percentage
Name of Beneficial Owner	Units (1)		Votes (2)	of Class
Benedict, Blane	40,000		1	0.26%
Bot, Richard	204,700	(3)	1	1.32%
Harless, Mark	58,000		1	0.37%
Hasbargen, Matt	8,000	(4)	1	0.05%
Jetvig, Scott	30,000		1	0.19%
Johnson, Brett	25,000		1	0.16%
Johnson, Chris	31,000	(5)	2	0.20%
Koehl, Brady	9,000	(6)	2	0.06%
Vipond, Larry	77,000	(7)	1	0.50%
Stofferahn, Scott	16,667	(8)	[1]	0.11%

All directors and executive officers as a group (10 people)	499,367			3.22%

(1)	Membership interests are measured Units which equal the holder’s proportionate financial right but not a governance right.
(2)

Voting rights are based on one member one vote. Each person or entity that holds units is a member for voting purposes. Some officers and directors own their units through multiple entities resulting in multiple membership votes.

(3)	Includes 102,350 Units owned directly by Mr. Bot’s Revocable Living Trust and 102,350 Units owned by Mr. Bot’s spouse’s Revocable Living Trust.
(4)	Included 8,000 Units owned by Matthew Hasbargen Farm LLC of which Mr. Hasbargen is President.
(5)	Includes 21,000 Units owned by C and S Farms, Chris Johnson, President and 10,000 Units owned by Mr. Johnson’s spouse.
(6)	Includes 4,000 Units held by Mr. Koehl and 5,000 Units owned by FTW LLP of which Mr. Koehl is a 2.3% owner.
(7)	Includes 8,000 Units held by Mr. Vipond and 69,000 Units owned by Vipond Farms of which Mr. Vipond is a 20% owner.
(8)	Includes indirect interest in 16,667 Units owned by Mr. Stofferahn’s spouse.

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

A director of the Cooperative shall be considered an “Independent Director” unless:

●	The director has a material financial relationship with the Cooperative (either directly or as a partner, shareholder or officer of an organization that has a relationship with a company) other than the patronage relationship that exists between the Cooperative and each of its members.

●	The director is, or has been within the last 3 years, an employee of the Cooperative; or immediate family member is, or has been within the last 3 years, an employee, of the Cooperative.

●

The director has received, or an immediate family member has received, during any 12-month period within the last 3 years, more than $120,000 in direct compensation from the Cooperative, other than director or committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

●

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

●

The director or an immediate family member is, or has been within the last 3 years, employed as an executive officer of another company, or any of the Cooperative’s present executive officers, at the same time serves or served on that company’s compensation committee.

●

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2022 and 2021 and fees, if any, for other services rendered by Widmer Roel during those periods.

	2022	2021
Audit Fees	$41,773	$36,490
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$41,773	$36,490

Audit Fees. The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2022 and 2021.

Audit-Related Fees. No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2022 and 2021.

Tax Fees. No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2022 and 2021.

All Other Fees. No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2022 and 2021.

The Cooperative’s Audit Committee pre-approves all professional services provided by Widmer Roel to the Cooperative. The Audit Committee approved all of the services and the fees billed for such services to the Cooperative. The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant. None of the hours expended on the audit of the 2022 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial Statements

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2022 and 2021.

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020.

Statements of Changes in Members’ Equity for the Years Ended December 31, 2022, 2021 and 2020.

Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020.

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

3.3	Second Amended and Restated Bylaws of Golden Growers Cooperative dated March 28, 2020 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed April 2, 2020.

3.4	Third Amended and Restated Bylaws of Golden Growers Cooperative dated March 24, 2022 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed March 30, 2022.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 – filed herewith.

10.1	Form of Uniform Member Agreement is incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.2	Form of Annual Delivery Agreement is incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

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

99.1

Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2022 and August 31, 2021 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Form 10-Q filed November 4, 2022.

99.2	Audited Financial Statements of ProGold Limited Liability Company for the period ended December 31, 2022 – filed herewith

101

The following materials from this report, formatted in iXBRL (Inline Extensible Business Reporting Language) , are filed herewith: (i) Balance Sheets at December 31, 2022 and December 31, 2021; (ii) Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020; (iv) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (v) Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2023.

GOLDEN GROWERS COOPERATIVE

By:	/S/ Scott Stofferahn
Scott Stofferahn
Dated:	March 8, 2023

Power of Attorney

Each person whose signature appears below appoints Scott Stofferahn as their true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, to perform all acts and execution of all documents which such attorney and agent may deem necessary or desirable to enable Golden Growers Cooperative to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with filing with the Commission the Annual Report on Form 10-K of Golden Growers Cooperative for the fiscal year ended December 31, 2022 and any and all amendments and exhibits thereto, and other documents in connection therewith, including specifically, but without limiting the generality of the foregoing, power and authority to sign the names of the undersigned to the Form 10-K and to any instruments and documents filed as part of or in connection with the Form 10-K or any amendments thereto; and the undersigned hereby ratify and confirm all actions taken and documents signed by said attorney and agent as provided herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of March 8, 2023.

/S/ Mark Harless	/S/ Brett Johnson
Mark Harless (Chairperson)	Brett Johnson (Vice Chairperson)

/S/ Blane Benedict	/S/ Richard Bot
Blane Benedict (Director)	Richard Bot (Director)

/S/ Matthew Hasbargen	/S/ Scott Jetvig
Matthew Hasbargen (Director, Secretary)	Scott Jetvig (Director)

/S/ Chris Johnson	/S/ Brady Koehl
Chris Johnson (Director)	Brady Koehl (Director)

/S/ Larry Vipond
Larry Vipond (Director)

/S/ Scott Stofferahn
Scott Stofferahn (principal executive, financial and accounting officer)

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Members
Golden Growers Cooperative
West Fargo, North Dakota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Growers Cooperative as of December 31, 2022 and 2021, and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Golden Growers Cooperative as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical Audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Widmer Roel PC

We have served as the Cooperative’s auditor since 2008.

Fargo, North Dakota
March 8, 2023

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS
DECEMBER 31, 2022 AND 2021

(Dollars In Thousands)

	2022	2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,146	$1,595
Short-Term Investments	4,720	4,290
Other Current Assets	308	255
Total Current Assets	7,174	6,140

Long-Term Investments	2,352	1,009
Investment in ProGold LLC	18,333	20,803

Total Assets	$27,859	$27,952

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$1
Accrued Liabilities	205	204
Total Current Liabilities	205	205

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2022 and December 31, 2021	27,921	27,747
Accumulated Other Comprehensive Loss	(267)	—
Total Members’ Equity	27,654	27,747

Total Liabilities and Members’ Equity	$27,859	$27,952

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2022	2021	2020
OPERATIONS
Corn Revenue	$107,409	$89,565	$50,563
Corn Expense	(107,451)	(89,605)	(50,606)
Net Income from ProGold LLC	6,751	8,418	5,936
General & Administrative Expenses	(537)	(485)	(500)

Net Income from Operations	6,172	7,893	5,393

Other Income	508	137	182

Net Income	$6,680	$8,030	$5,575

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.43	$0.52	$0.36

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2022	2021	2020
COMPREHENSIVE INCOME
Net Income	$6,680	$8,030	$5,575
Unrealized loss on investments	$(267)	$—	$—

Comprehensive Income	$6,413	$8,030	$5,575

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Dollars In Thousands)

Members’
Equity
BALANCE December 31, 2019	$26,379
Net income	5,575
Member distributions	(6,196)
Unrealized loss on investments	—

BALANCE December 31, 2020	$25,758
Net income	8,030
Member distributions	(6,041)
Unrealized loss on investments	—

BALANCE December 31, 2021	$27,747
Net income	6,680
Member distributions	(6,506)
Unrealized loss on investments	(267)

BALANCE December 31, 2022	$27,654

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2022	2021	2020

Cash Flows from Operating Activities
Net Income	$6,680	$8,030	$5,575
Net (Income) from ProGold LLC	(6,751)	(8,418)	(5,936)
Realized (Gain) Loss - Investments	(286)	—	—
Changes in assets and liabilities
Other Current Assets	(53)	3	17
Accrued liabilities and payables	—	1	(6)
Net Cash Used in Operating Activities	(410)	(384)	(350)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(2,039)	(116)	(154)
Investment in ProGold LLC	(89)	—	—
Distribution received from ProGold LLC	9,595	4,589	7,019

Net Cash Provided in Investing Activities	7,467	4,473	6,865

Cash Flows from Financing Activities
Member distributions paid	(6,506)	(6,041)	(6,196)
Net Cash Used by Financing Activities	(6,506)	(6,041)	(6,196)

Increase (Decrease) in Cash and Cash Equivalents	551	(1,952)	319

Cash and Cash Equivalents, Beginning of Year	1,595	3,547	3,228

Cash and Cash Equivalents, End of Year	$2,146	$1,595	$3,547

Supplemental Schedule of Non-Cash Financing and Investing Activity

Unrealized Gain (Loss) on Investments	$(267)	$—	$—

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

NOTE 1 — NATURE OF OPERATIONS

Organization - Golden Growers Cooperative was initially organized as a North Dakota member-owned cooperative incorporated on January 19, 1994 (“GG-ND”). GG-ND and two other partners, one of whom was American Crystal Sugar Company (“ACSC”) entered into a joint venture that formed ProGold Limited Liability Company, a Minnesota limited liability company (“ProGold”) which designed and constructed a corn wet-milling facility in Wahpeton, North Dakota (the “Facility”). Effective March 1, 2022, Cargill exercised its Option to purchase a 50% interest in ProGold from American Crystal Sugar. Simultaneously with the exercise of the Option, the Cooperative, pursuant to the Consent Agreement, elected to purchase American Crystal’s remaining 1% interest in ProGold. Under the joint venture, GG-ND (and indirectly its members) had the right and obligation to deliver corn to be processed at the Facility. In 1997, the Facility was leased to Cargill Incorporated (“Cargill”) who continues to operate the Facility. In connection with the Option exercise, ProGold and Cargill entered into that certain First Amended and Second Amended and Restated Facility lease, effective March 1, 2022, which extended the term of the Facility Lease through December 31, 2026.

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
DECEMBER 31, 2022, 2021 AND 2020

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

Income Taxes –Golden Growers Cooperative is taxed as a limited liability company under Subchapter K of the Internal Revenue Code. As such, the Cooperative is generally not subject to income taxes. Instead, net income is reported by its members who will be responsible for any income taxes which may be due. The Cooperative’s net financial basis in its assets and liabilities exceeded its tax basis by approximately $7.9 million and $8.3 million as of December 31, 2022 and 2021, respectively.

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

The Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both. Under Method A, a member is required to physically deliver corn to the cooperative and under Method B a member appoints the cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf. The Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B. In exchange for these services, the Cooperative paid Cargill an annual fee of $60,000, paid in quarterly installments. The price per bushel paid to the member who elects to deliver corn using Method B is equal to the price per bushel paid by Cargill to acquire the corn as the Cooperative’s agent. Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery. In fiscal year 2022, the Cooperative paid members who deliver corn under Method A an incentive payment of $.05 per bushel while members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf. For fiscal year 2023, the Cooperative will pay a $0.10 per bushel Method A incentive payment. The board has the discretion to change the incentive fee and the agency fee based on the Cooperative’s corn delivery needs. The incentive fee and agency fee are a component of Corn Expense.

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
DECEMBER 31, 2022, 2021 AND 2020

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

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits. At December 31, 2022, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $1.9 million.

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

NOTE 3 — PROGOLD LIMITED LIABILITY COMPANY

For the years 2020 and 2021 and the first two months of 2022, the Cooperative had a 49% ownership interest in ProGold LLC. For the last ten months of 2022, the Cooperative had a 50% ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC:

	December 31,
(In Thousands)	2022	2021	2020

Current Assets	$223	$4,873	$216
Long-Term Assets	36,475	43,320	39,700
Total Assets	$36,698	$48,193	$39,916

Current Liabilities	$31	$3,903	$3,106
Long-Term Liabilities	—	1,833	2,167
Total Liabilities	31	5,736	5,273

Members’ Equity	36,667	42,457	34,643

Total Liabilities and Members’ Equity	$36,698	$48,193	$39,916

Rent Revenue on Operating Lease	$17,468	$21,045	$16,293
Expenses	3,919	3,865	4,179

Net Income	$13,549	$17,180	$12,114

NOTE 4 — INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs.

December 31, 2022:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$4,461	$—	$4,461
Fixed Income Funds	—	2,453	—	2,453
Money Market & CD’s	—	75	—	75
	$—	$6,989	$—	$6,989

December 31, 2021:
Corporate Bonds - Held to Maturity	$—	$2,227	$—	$2,227
Fixed Income Funds	—	2,619	—	2,619
Money Market & CD’s	—	448	—	448
	$—	$5,294	$—	$5,294

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

The Cooperative’s investments are as follows as of December 31, 2022 and 2021 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2022:
Corporate Bonds - Held to Maturity	$4,544	$1	$(84)	$4,461
Fixed Income Funds	2,720		(267)	2,453
Money Market & CD’s	75	—	—	75
	$7,339	$1	$(351)	$6,989

December 31, 2021:
Corporate Bonds - Held to Maturity	$2,232	$41	$(46)	$2,227
Fixed Income Funds	2,619	—	—	2,619
Money Market & CD’s	448	—	—	448
	$5,299	$41	$(46)	$5,294

Corporate bond maturities are as follows as of December 31, 2022 (in thousands):

	Net
	Carrying
	Amount	Fair Value

Due in 1 year or less	$2,191	$2,171
Due in 2 to 5 years	1,741	1,703
Due in 6 to 10 years	612	587
	$4,544	$4,461

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021:

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
December 31, 2022:	Fair Value	Losses	Fair Value	Losses
Corporate Bonds - Held to Maturity	$3,612	$(68)	$282	$(16)
Fixed Income Funds	—	—	2,453	(267)
	$3,612	$(68)	$2,735	$(283)

December 31, 2021:
Corporate Bonds - Held to Maturity	$739	$(46)	$—	$—

The Cooperative has determined that the unrealized losses are deemed to be temporary impairments as of December 31, 2022 and 2021. The Cooperative believes that the unrealized losses generally are caused by interest rate increases and increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

NOTE 5 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

The Cooperative had no unrecognized tax benefits on December 31, 2022 and 2021. No interest or penalties are recognized in the statements of operations or in the balance sheets.

The Cooperative recognized no income tax expense for the years ended December 31, 2022, 2021 and 2020.

NOTE 6 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan as of January 1, 2013. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan. During the years ended December 31, 2022, 2021 and 2020, the pension expenses were $0, $0, and $1,000, respectively.

In December 2022, the Cooperative approved a resolution to terminate the plan on March 31, 2023. The process of terminating the plan includes the purchase of annuities from the assets of the plan to satisfy payment of vested benefits to participants as prescribed by the Pension Benefit Guarantee Corporation’s standard termination process. As of December 31, 2022, the pension plan was funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA). While there are currently sufficient funds to purchase annuities for the plan’s two (2) participants to pay all of the benefits owed under the plan, if conditions worsen, the Cooperative is liable to pay the difference between the pension assets and the cost of annuities for participants to cover all benefit liabilities. The Cooperative anticipates that the process of terminating the plan will conclude in July 2024.

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

Substantially all of the Plan’s assets consist of Collective Investment Trusts or Mutual Funds (Fund) and are valued based on Level I or Level II inputs, as determined from the Fund’s ASC 715-30 footnote included in the Fund’s audited financial statements. The Fund’s valuation techniques include market matrix pricing and market inputs, including bench mark yields, reported trades, broker/dealer quotes and others. There has been no changes in valuation techniques and inputs in 2022, 2021 and 2020.

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2022	2021

Discount Rate	4.50%	3.50%
Expected Return on Plan Assets	2.91%	5.07%
Rate of Compensation Increase	n/a %	n/a %

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years (in thousands).

Expected
Benefit
Payments

2023	$51
2024	49
2025	49
2026	49
2027	49
2028-2032	237

Total	$484

The Cooperative does not expect to contribute to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020

Interest Cost	$27	$24	$25
Expected Return on Plan Assets	(19)	(38)	(46)
Amortization of Net (Gain) Loss	2	—	—
Net Periodic Pension Cost	$10	$(14)	$(21)

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2022 and 2021 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021

Change in Benefit Obligation
Obligation at the Beginning of the Period	$718	$752
Service Cost	—	—
Interest Cost	24	25
Actuarial (Gain) Loss	(51)	(4)
Benefits Paid	(55)	(55)

Obligation at the End of the Period	$636	$718

Change in Plan Assets
Fair Value at the Beginning of the Period	$910	$935
Actual Returns on Plan Assets	(151)	30
Employer Contributions	—	—
Benefits Paid	(55)	(55)

Fair Value at the End of the Period	$704	$910

Funded Status
Funded Status as of Period Ended	$68	$193

Net Amount Recognized	$—	$—

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $7,325, $6,959, and $6,829 for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $60,000 in 2022. The contract continues through 2026.

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

NOTE 8 – LINE OF CREDIT

The Cooperative established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2024. The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank. There is no outstanding balance as of December 31, 2022 and 2021.

NOTE 9 - SUBSEQUENT EVENTS

In February of 2023, the Cooperative declared a distribution of $2,478,476, or $.16 per outstanding membership unit.

Management evaluated all other activity of the Company through March 8, 2023, the date to which the financial statements were available to be issued, and concluded that, other than the matters described above, no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.