Form 10-Q
period 2023-03-31
Golden Growers Cooperative
filed 2023-05-05
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023
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

Yes [ X ]	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ X ]	No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES ☐	NO [ X ]

As of May 4, 2023 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,421	$2,146
Short-Term Investments	5,047	4,720
Other Current Assets	95	308
Total Current Assets	6,563	7,174

Long-Term Investments	2,088	2,352
Investment in ProGold LLC	18,010	18,333

Total Assets	$26,661	$27,859

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$—
Accrued Liabilities	7	205
Total Current Liabilities	7	205

Non-Current Liabilities	—	—
Commitments and contingencies (Note 9)

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2023 and December 31, 2022	26,916	27,921
Accumulated Other Comprehensive Income (Loss)	(262)	(267)

Total Members’ Equity	26,654	27,654

Total Liabilities and Members’ Equity	$26,661	$27,859

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
OPERATIONS
Corn Revenue	$31,283	$30,302
Corn Expense	(31,297)	(30,317)
Net Income from ProGold LLC	1,605	2,796
General & Administrative Expenses	(210)	(202)

Net Income from Operations	1,381	2,579

Other Income	92	27

Net Income Before Income Tax	$1,473	$2,606

Net Income	$1,473	$2,606

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.10	$0.17

	Three Months Ended
	March 31, 2023	March 31, 2022
COMPREHENSIVE INCOME

Net Income	$1,473	$2,606

Other Comprehensive Income (Loss), Net	5	—

Comprehensive Income	$1,478	$2,606

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

Total
Members'
Equity
BALANCE December 31, 2021	$27,747
Net Income	2,606
Pension Liability Adjustment	—
Distributions to Members	(2,169)
BALANCE March 31, 2022	$28,184

BALANCE December 31, 2022	$27,654
Net income	1,473
Unrealized gain on investments	5
Distributions to Members	(2,478)
BALANCE March 31, 2023	$26,654

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022

Cash Flows from Operating Activities
Net Income	$1,473	$2,606
Net (Income) from ProGold LLC	(1,605)	(2,796)
Changes in assets and liabilities
Other Current Assets	212	226
Accrued liabilities and payables	(198)	(204)
Net Cash Used in Operating Activities	(118)	(168)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(58)	620
Investment in ProGold LLC	—	(89)
Distribution received from ProGold LLC	1,929	4,303

Net Cash Provided in Investing Activities	1,871	4,834

Cash Flows from Financing Activities
Member distributions paid	(2,478)	(2,169)
Net Cash Used by Financing Activities	(2,478)	(2,169)

Increase (Decrease) in Cash and Cash Equivalents	(725)	2,497

Cash and Cash Equivalents, Beginning of Period	2,146	1,595

Cash and Cash Equivalents, End of Period	$1,421	$4,092

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three-month periods ended March 31, 2023 and 2022 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2023.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

Prior to March 1, 2022, the Cooperative and American Crystal Sugar Company (“American Crystal”) held a 49% and 51% interest in ProGold LLC, respectively . On March 1, 2022, pursuant to an Option Agreement by and between Cargill and American Crystal, and a Consent Agreement by and among the Cooperative, Cargill, and American Crystal, each effective January 1, 2018, Cargill purchased a 50% interest in ProGold LLC from American Crystal, while the Cooperative purchased the remaining 1% of ProGold LLC held by American Crystal. As a result of these transactions, the Cooperative and Cargill each hold a 50% interest in ProGold LLC. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q for more information regarding the Cooperative’s ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the monthly unaudited financial statements of ProGold LLC:

	March 31,		December 31,
(In Thousands)	2023	2022	2022

Current Assets	$209	$68	$223
Long-Term Assets	35,840	39,317	36,475
Total Assets	$36,049	$39,385	$36,698

Current Liabilities	$29	$45	$31
Long-Term Liabilities	—	—	—
Total Liabilities	29	45	31

Members’ Equity	36,020	39,340	36,667

Total Liabilities and Members’ Equity	$36,049	$39,385	$36,698

Rent Revenue on Operating Lease	$3,953	$6,534	$17,468
Expenses	743	895	3,919

Net Income	$3,210	$5,639	$13,549

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands):

March 31, 2023:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$4,252	$—	$4,252
Fixed Income Funds - Available for Sale	—	2,492	—	2,492
Money Market & CD’s	—	333	—	333
	$—	$7,077	$—	$7,077

December 31, 2022:
Corporate Bonds - Held to Maturity	$—	$4,461	$—	$4,461
Fixed Income Funds - Available for Sale	—	2,453	—	2,453
Money Market & CD’s	—	75	—	75
	$—	$6,989	$—	$6,989

Maturities are as follows as of March 31, 2023 (in thousands):

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$2,234	$2,224
Due in 2 to 5 years	1,737	1,697
Greater than 5 years	351	331
	$4,322	$4,252

The Cooperative’s investments are as follows as of March 31, 2023 and December 31, 2022 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2023:
Corporate Bonds - Held to Maturity	$4,310	$1	$(59)	$4,252
Fixed Income Funds - Available for Sale	2,754	—	(262)	2,492
Money Market & CD’s	333	—	—	333
	$7,397	$1	$(321)	$7,077

December 31, 2022:
Corporate Bonds - Held to Maturity	$4,544	$1	$(84)	$4,461
Fixed Income Funds - Available for Sale	2,720	—	(267)	2,453
Money Market & CD’s	75	—	—	75
	$7,339	$1	$(351)	$6,989

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022.

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
March 31, 2023:	Fair Value	Losses	Fair Value	Losses
Corporate Bonds - Held to Maturity	$3,227	$(28)	$549	$(31)
Fixed Income Funds	—	—	2,492	(262)
	$3,227	$(28)	$3,041	$(293)

December 31, 2022:
Corporate Bonds - Held to Maturity	$3,612	$(68)	$282	$(16)
Fixed Income Funds	—	—	2,453	(267)
	$3,612	$(68)	$2,735	$(283)

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

The plan’s fair value and benefit obligation will vary over time as a result of changes in market interest rates, the life expectancy of plan participants, and benefit payments. As of December 31, 2022, the plan had a total fair value of $704,000 and a benefit obligation of $636,000. As of December 31, 2021, the plan had a total fair value of $910,000 and a benefit obligation of $718,000.

For the three-month periods ended March 31, 2023 and 2022, the Cooperative made $0 in contributions. The Cooperative does not anticipate making a contribution in 2023. Contributions in 2022 totaled $0.

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

Performance Obligations

Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery, as well as an incentive payment of $.10 per bushel. Cargill pays the aggregate purchase price for corn purchased from the Cooperative’s members to the Cooperative and then, on the Cooperative’s behalf, makes individual payments for corn and incentive payments directly to the Cooperative’s members. In the event a member who has elected to deliver corn by Method A delivers to Cargill less than its committed amount of corn, the quantity of the shortfall is then purchased and delivered by Cargill on the Cooperative’s behalf. The purchase price is equal to the average price reported for Method A corn for the final month of the year. In addition, the Method A member with a shortfall will be charged a purchased corn fee and agency fee determined by the Cooperative’s Board of Directors. The aggregate purchase price for corn purchased from the Cooperative’s members, plus any applicable purchased corn fee and agency fee comprise Method A corn revenue. At the end of each month, Cargill reports the number of Method A bushels delivered and the average daily price paid for corn that Cargill purchased from Members on the Cooperative’s behalf. The product of the number of bushels delivered multiplied by the average monthly market price is reported as Method A corn expense. The incentive payment is also a component of Method A corn expense.

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

Significant Judgments

The evaluation of contracts with customers, performance obligations, and variable consideration requires significant judgment. The decision to combine contracts or separate a combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period.

For the three-month periods ended March 31, 2023 and 2022, the Cooperative recognized corn revenue of $31.3 million and $30.3 million, respectively. Disaggregated revenue for the three-month periods ended March 31, 2023 and 2022 is as follows: revenue from Method A deliveries totaled $12.8 million and $11.8 million, respectively; and revenue from Method B deliveries totaled $18.5 million and $18.5 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 24, 2023, the Cooperative made distributions to its members totaling $2,478,477 or $0.16 per outstanding membership unit. On February 16, 2022, the Cooperative made distributions to its members totaling $2,168,667, or $0.14 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate. This line of credit matures on October 16, 2024. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of March 31, 2023 or December 31, 2022.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the March 31, 2023 financial statements and concluded that no subsequent events have occurred that would require recognition in the March 31, 2023 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form on 10-K for the fiscal year ended December 31, 2022. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. The Cooperative’s actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of the Cooperative’s joint ownership interest in ProGold LLC following Cargill’s acquisition of a 50% interest in ProGold LLC; (ii) fluctuations in the market price per bushel of corn; (iii) the impact of the war in Ukraine; (iv) the effect of inflation as well as general economic conditions; and (v) other factors described from time to time in the Cooperative’s Securities and Exchange Commission filings. The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,472 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative and Cargill Incorporated (“Cargill”) each own a 50% membership interest. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

Ownership in ProGold. From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing. Prior to March 1, 2022, the Cooperative and American Crystal Sugary Company (“American Crystal”) owned a 49% interest and 51% in ProGold LLC, respectively. In connection with its interest in ProGold LLC, the Cooperative has the right and obligation to deliver corn to be processed at the wet-milling facility. On April 4, 2017, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018 (the “Consent Agreement”), relating to the lease of ProGold LLC’s wet-milling facility to Cargill and the Cooperative’s interest in ProGold LLC. On the same day, Cargill and American Crystal entered into an Option Agreement, effective on January 1, 2018 (the “Option Agreement”), detailing the price, term and other conditions under which American Crystal granted to Cargill an exclusive option (the “Option”) to purchase a 50% interest in ProGold LLC from American Crystal during the first four years of the lease. Under the Consent Agreement, the Cooperative approved and consented to the transfer of the 50% interest in ProGold LLC from American Crystal to Cargill in the event Cargill exercised its option. The Cooperative also secured the right to purchase American Crystal’s remaining 1% interest in ProGold LLC for a base price ranging from $1.3 million to $1.7 million, depending on when Cargill notified American Crystal of its intention to exercise its option. The Cooperative would also be required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that had not been paid by Cargill to ProGold LLC through additional rent with respect to certain projects at the facility.

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

ProGold Facility Lease. ProGold LLC leases its corn wet milling facility to Cargill, which uses the facility to process corn into high fructose corn syrup. In connection with the Option exercise, ProGold LLC and Cargill entered into that certain First Amendment to Second Amended and Restated Facility Lease, effective March 1, 2022, which extended the term of the Facility Lease through December 31, 2026.

Membership and Delivery Obligations. Any person residing in the United States can own membership units of the Cooperative (“Units”) as long as that person delivers or provides for the delivery of corn for processing at the ProGold LLC facility. Ownership of Units requires members to deliver bushels of corn to the Cooperative for processing in proportion to the number of Units each member holds. Currently, 15,490,480 Units are issued and outstanding. The Cooperative’s income and losses are allocated to its members based on the volume of corn they deliver. Subject to certain limitations, as long as a member patronizes the Cooperative by delivering one (1) bushel of corn for each Unit held by the member, the member will be allocated a corresponding portion of the Cooperative’s income (or loss). In this way, the Cooperative operates on a cooperative basis.

To hold Units, a member is required to execute a Uniform Member Agreement that obligates the member to deliver corn to the Cooperative and an Annual Delivery Agreement by which each member annually elects the member’s method to deliver corn - either Method A or Method B, or a combination of both. Under Method A, a member is required to physically deliver the required bushels of corn to the Cooperative either at the facility or another location designated by the Cooperative. Under Method B, a member appoints the Cooperative as its agent to arrange for the acquisition and delivery of the required bushels of corn on the member’s behalf. The Cooperative appoints Cargill as its agent to arrange for the delivery of the corn by members who elect to deliver corn using Method A, and the Cooperative appoints Cargill as its agent to acquire corn on the Cooperative’s behalf for members who elect to deliver corn using Method B. If a member elects to deliver corn using Method B, the price per bushel the Cooperative pays to the member is equal to the price per bushel paid by Cargill to acquire the corn as its agent. Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery. Members who deliver corn under Method A receive from the Cooperative an incentive payment of $.10 per bushel on the corn that they deliver while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf. The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of the Cooperative’s Board of Directors. While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf.

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

The Cooperative’s Third Amended and Restated Bylaws (“Bylaws”) establish a Method A delivery pool and a Method B delivery pool. Generally, the Cooperative’s income and/or losses are allocated annually based on the percentage of bushels of corn the members elect to deliver using either Method A or Method B. Regardless of the actual percentage allocation between the members who deliver bushels of corn using Method A or Method B, the Bylaws require the Cooperative to annually allocate at least 15% of its income and/or losses to the Method A pool. The amount of our income and/or losses actually allocated to the Method A pool is a percentage equal to the greater of 15% or the actual percentage of bushels of corn delivered by members using Method A.

For fiscal year 2023, members elected to deliver 27.5% of their corn by Method A and members elected to deliver 72.5% of their corn by Method B. This election will result in 27.5% of the Cooperative’s income and/or losses and 27.5% of any cash distributions being allocated to the Method A pool in fiscal year 2023, which reflects the actual percentage of corn members elected to deliver using Method A and does not result in reallocation to meet the 15% requirement set forth in the Cooperative’s Bylaws.

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

For the three-month period ended March 31, 2023, the Cooperative sold approximately 4.7 million bushels of corn compared to approximately 4.6 million bushels of corn sold during the three-month period ended March 31, 2022. For the three-month period ended March 31, 2023, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1.9 million bushels of corn using Method A and 2.8 million bushels of corn using Method B. In the same period in 2022, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1.8 million bushels of corn using Method A and 2.8 million bushels of corn using Method B.

For the three-month period ended March 31, 2023, the Cooperative recognized corn revenue of $31,283,000 compared to $30,302,000 during the same period in 2022, an increase of 3% for the first quarter due primarily to an increase in the price per bushel of corn sold year to date in 2023 compared to 2022.

Expenses. The Cooperative recognized corn expense of $31,297,000 and $30,317,000 for the three-month period ended March 31, 2023 and 2022 respectively, an increase of 3% for the first quarter due primarily to an increase in the price per bushel of corn purchased in 2023 compared to 2022.

The Cooperative recognized expense of $15,000 for the three-month periods ended March 31, 2023 and 2022 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three-month periods ended March 31, 2023 and 2022 of $1,605,000 and $2,796,000, respectively, a decrease of 43% for the first quarter. The decrease is primarily due to a decrease in ProGold’s lease revenue related to ProGold’s amended lease agreement with Cargill dated March 1, 2022.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three-month period ended March 31, 2023 was $210,000, compared to $202,000 during the same respective period in 2022. The increase in administrative expenses is primarily due to timing of payments.

Other Income. Interest income for the three-month period ended March 31, 2023 was $92,000 compared to $27,000 during the same period in 2022. The increase in other income relates to increased interest rates on investments.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2023 was $6,556,000 compared to $7,836,000 at March 31, 2022. The decreased working capital at the end of the first quarter of fiscal 2023 as compared to the end of the first quarter of 2022 is primarily related to placing more reserves into longer term investments. The Cooperative received cash distributions from ProGold LLC totaling $1,929,000 for the three-month period ended March 31, 2023 compared to $4,303,000 for the three-month period ended March 31, 2022. The decrease in ProGold cash distributions were related to assets distributed from ProGold as the result of the change in ownership of ProGold in the first quarter of 2022.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit will terminate on October 16, 2024. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of March 31, 2023 or December 31, 2022.

The Cooperative had no long-term debt as of March 31, 2023 and March 31, 2022 and used operating cash flows of $118,000 for the three-month period ended March 31, 2023 compared to used operating cash flows of $168,000 for the three-month period ended March 31, 2022. The decrease in use of operating cash flows for the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022 is primarily due to increased interest earnings on investments.

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

Significant Accounting Estimates and Policies

The Cooperative generally does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year. The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2023. The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period. The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned. The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver, or over-deliveries, of corn.

The Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Financial Statements in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no other significant changes in the Cooperative’s significant accounting policies or critical accounting estimates since December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Cooperative is not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2023. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

101	The following materials from this report, formatted in iXBRL (Inline Extensible Business Reporting Language)are filed herewith: (i) balance sheets, (ii) statements of operations and comprehensive income, (iii) statements of cash flows, and (iv) the notes to the financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: May 5, 2023	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer