Form 10-Q
period 2023-06-30
Golden Growers Cooperative
filed 2023-08-14
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023
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

As of August 11, 2023 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,037	$2,146
Short-Term Investments	5,006	4,720
Other Current Assets	102	308
Total Current Assets	6,145	7,174

Long-Term Investments	2,179	2,352
Investment in ProGold LLC	17,639	18,333

Total Assets	$25,963	$27,859

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$6	$—
Accrued Liabilities	13	205
Total Current Liabilities	19	205

Commitments and contingencies (Note 9)

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2023 and December 31, 2022	26,200	27,921
Accumulated Other Comprehensive Loss	(256)	(267)
Total Members’ Equity	25,944	27,654

Total Liabilities and Members’ Equity	$25,963	$27,859

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
OPERATIONS
Corn Revenue	$23,022	$29,513	$54,305	$59,815
Corn Expense	(23,047)	(29,529)	(54,344)	(59,846)
Net Income from ProGold LLC	1,555	1,088	3,160	3,884
General & Administrative Expenses	(131)	(105)	(341)	(307)

Net Income from Operations	1,399	967	2,780	3,546

Other Income	54	27	146	55

Net Income Before Income Tax	$1,453	$994	$2,926	$3,601

Net Income	$1,453	$994	$2,926	$3,601

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.09	$0.06	$0.19	$0.23

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
COMPREHENSIVE INCOME
Net Income	$1,453	$994	$2,926	$3,601
Unrealized Gain (Loss) on Investments, Net	6	(153)	11	(153)

Comprehensive Income	$1,459	$841	$2,937	$3,448

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

Total
Members'
Equity
BALANCE December 31, 2021	$27,747
Net Income	2,607
Unrealized Loss on investments	—
Distributions to Members	(2,169)
BALANCE March 31, 2022	28,185
Net Income	994
Unrealized Loss on investments	(153)
Distributions to Members	(2,168)
BALANCE June 30, 2022	26,858

BALANCE December 31, 2022	$27,654
Net Income	1,473
Unrealized Gain on investments	5
Distributions to Members	(2,478)
BALANCE March 31, 2023	26,654
Net Income	1,453
Unrealized Gain on investments	6
Distributions to Members	(2,169)
BALANCE June 30, 2023	25,944

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022

Cash Flows from Operating Activities
Net Income	$2,926	$3,601
Net (Income) from ProGold LLC	(3,160)	(3,884)
Realized (Gain) Loss - Investments	—	—
Changes in assets and liabilities
Other Current Assets	206	158
Accrued liabilities and payables	(186)	(203)
Net Cash Used in Operating Activities	(214)	(328)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(102)	(1,899)
Investment in ProGold LLC	—	(89)
Distribution received from ProGold LLC	3,854	6,108

Net Cash Provided in Investing Activities	3,752	4,120

Cash Flows from Financing Activities
Member distributions paid	(4,647)	(4,339)
Net Cash Used by Financing Activities	(4,647)	(4,339)

Decrease in Cash and Cash Equivalents	(1,109)	(547)

Cash and Cash Equivalents, Beginning of Period	2,146	1,595

Cash and Cash Equivalents, End of Period	$1,037	$1,048

Non-Cash Financing Activity
Accrued Distributions Payable to Members	$0	$0

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the six-month periods ended June 30, 2023 and 2022 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the six-month period ended June 30, 2023 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2023.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

Prior to March 1, 2022, the Cooperative and American Crystal Sugar Company (“American Crystal”) held a 49% and 51% interest in ProGold LLC, respectively. On March 1, 2022, pursuant to an Option Agreement by and between Cargill and American Crystal, and a Consent Agreement by and among the Cooperative, Cargill, and American Crystal, each effective January 1, 2018, Cargill purchased a 50% interest in ProGold LLC from American Crystal, while the Cooperative purchased the remaining 1% of ProGold LLC held by American Crystal.As a result of these transactions, the Cooperative and Cargill each hold a 50% interest in ProGold LLC. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q for more information regarding the Cooperative’s ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the June 30th unaudited and December 31st audited financial statements of ProGold LLC:

	June 30,		December 31,
(In Thousands)	2023	2022	2022

Current Assets	$222	$257	$223
Long-Term Assets	35,204	37,650	36,475
Total Assets	$35,426	$37,907	$36,698

Current Liabilities	$149	$—	$31
Long-Term Liabilities	—	—	—
Total Liabilities	149	—	31

Members’ Equity	35,277	37,907	36,667

Total Liabilities and Members’ Equity	$35,426	$37,907	$36,698

Rent Revenue on Operating Lease	$7,905	$7,846	$17,468
Expenses	1,586	1,747	3,919

Net Income	$6,319	$6,099	$13,549

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands):

June 30, 2023:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$4,732	$—	$4,732
Fixed Income Funds - Available for Sale	—	2,247	—	2,247
Money Market & CD’s	—	150	—	150
	$—	$7,129	$—	$7,129

December 31, 2022:
Corporate Bonds - Held to Maturity	$—	$4,461	$—	$4,461
Fixed Income Funds - Available for Sale	—	2,453	—	2,453
Money Market & CD’s	—	75	—	75
	$—	$6,989	$—	$6,989

Maturities of corporate bonds are as follows as of June 30, 2023 (in thousands):

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$2,617	$2,623
Due in 2 to 5 years	1,826	1,788
Greater than 5 years	345	321
	$4,788	$4,732

The Cooperative’s investments are as follows as of June 30, 2023 and December 31, 2022 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2023:
Corporate Bonds - Held to Maturity	$4,788	$1	$(57)	$4,732
Fixed Income Funds - Available for Sale	2,503	—	(256)	2,247
Money Market & CD’s	150	—	—	150
	$7,441	$1	$(313)	$7,129

December 31, 2022:
Corporate Bonds - Held to Maturity	$4,544	$1	$(84)	$4,461
Fixed Income Funds - Available for Sale	2,720	—	(267)	2,453
Money Market & CD’s	75	—	—	75
	$7,339	$1	$(351)	$6,989

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022.

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
June 30, 2023:	Fair Value	Losses	Fair Value	Losses
Corporate Bonds - Held to Maturity	$4,260	$(16)	$956	$(41)
Fixed Income Funds	—	—	2,247	(256)
	$4,260	$(16)	$3,203	$(297)

December 31, 2022:
Corporate Bonds - Held to Maturity	$3,612	$(68)	$282	$(16)
Fixed Income Funds	—	—	2,453	(267)
	$3,612	$(68)	$2,735	$(283)

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

For the six-month periods ended June 30, 2023 and 2022, the Cooperative made $0 in contributions. The Cooperative does not anticipate making a contribution in 2023. Contributions in 2022 totaled $0.

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

For the six-month periods ended June 30, 2023 and 2022, the Cooperative recognized corn revenue under ASC 606 of $54.3 million and $59.8 million, respectively. Disaggregated revenue for the six-month periods ended June 30, 2023 and 2022 is as follows: revenue from Method A deliveries totaled $18.4 million and $19.4 million, respectively; and revenue from Method B deliveries totaled $35.9 million and $40.4 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 24, 2023, the Cooperative made distributions to its members totaling $2,478,477, or $0.16 per outstanding membership unit. On June 29, 2023, the Cooperative made distributions to its members totaling $2,168,667 or $0.14 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate based on Prime minus 0.5% which was 7.75% as of June 30, 2023. This line of credit matures on October 16, 2024. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of June 30, 2023 or December 31, 2022.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2023 financial statements and concluded that no subsequent events have occurred that would require recognition in the June 30, 2023 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form on 10-K for the fiscal year ended December 31, 2022. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. The Cooperative’s actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of the Cooperative’s joint ownership interest in ProGold LLC following Cargill’s acquisition of a 50% interest in ProGold LLC; (ii) fluctuations in the market price per bushel of corn; (iii) the impact of the war in Ukraine; (iv) the effect of inflation as well as general economic conditions; and (v) other factors described from time to time in the Cooperative’s Securities and Exchange Commission filings. The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B owned by 1,470 members in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative and Cargill Incorporated (“Cargill”) each own a 50% membership interest. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility. Ownership in ProGold. From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing. Prior to March 1, 2022, the Cooperative and American Crystal Sugary Company (“American Crystal”) owned a 49% interest and 51% in ProGold LLC, respectively. In connection with its interest in ProGold LLC, the Cooperative has the right and obligation to deliver corn to be processed at the wet-milling facility. On April 4, 2017, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018 (the “Consent Agreement”), relating to the lease of ProGold LLC’s wet-milling facility to Cargill and the Cooperative’s interest in ProGold LLC. On the same day, Cargill and American Crystal entered into an Option Agreement, effective on January 1, 2018 (the “Option Agreement”), detailing the price, term and other conditions under which American Crystal granted to Cargill an exclusive option (the “Option”) to purchase a 50% interest in ProGold LLC from American Crystal during the first four years of the lease. Under the Consent Agreement, the Cooperative approved and consented to the transfer of the 50% interest in ProGold LLC from American Crystal to Cargill in the event Cargill exercised its option. The Cooperative also secured the right to purchase American Crystal’s remaining 1% interest in ProGold LLC for a base price ranging from $1.3 million to $1.7 million, depending on when Cargill notified American Crystal of its intention to exercise its option. The Cooperative would also be required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that had not been paid by Cargill to ProGold LLC through additional rent with respect to certain projects at the facility.

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

The Cooperative’s Fourth Amended and Restated Bylaws (“Bylaws”) establish a Method A delivery pool and a Method B delivery pool. Generally, the Cooperative’s income and/or losses are allocated annually based on the percentage of bushels of corn the members elect to deliver using either Method A or Method B. Regardless of the actual percentage allocation between the members who deliver bushels of corn using Method A or Method B, the Bylaws require the Cooperative to annually allocate at least 15% of its income and/or losses to the Method A pool. The amount of our income and/or losses actually allocated to the Method A pool is a percentage equal to the greater of 15% or the actual percentage of bushels of corn delivered by members using Method A.

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

For the three and six-month periods ended June 30, 2023, the Cooperative sold approximately 3.7 and 8.5 million bushels of corn, respectively, compared to approximately 3.8 and 8.5 million bushels of corn sold during the three and six-month periods ended June 30, 2022. For the three and six-month periods ended June 30, 2023, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 0.9 and 2.8 million bushels of corn using Method A and 2.8 and 5.7 million bushels of corn using Method B. In the same respective periods in 2022, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1.0 and 2.8 million bushels of corn using Method A and 2.8 and 5.7 million bushels of corn using Method B.

For the three and six-month periods ended June 30, 2023, the Cooperative recognized corn revenue of $23,022,000 and $54,305,000 compared to $29,513,000 and $59,815,000, during the same respective periods in 2022, a decrease of 22% for the second quarter and a decrease of 9% year to date due primarily to an decrease in the price per bushel of corn sold year to date in 2023 compared to 2022.

Expenses. The Cooperative recognized corn expense of $23,047,000 and $54,344,000 for the three and six-month periods ended June 30, 2023, respectively, compared to $29,529,000 and $59,846,000 during the same respective periods in 2022, a decrease of 22% for the second quarter, and a decrease of 9% year to date due primarily to a decrease in the price per bushel of corn purchased in 2023 compared to 2022.

The Cooperative recognized expense of $15,000 and $30,000 for the three and six-month periods ended June 30, 2023, respectively, and during the same respective periods in 2022 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and six-month periods ended June 30, 2023 of $1,555,000 and $3,160,000, respectively, compared to $1,088,000 and $3,884,000 during the same respective periods in 2022, an increase of 43% for the second quarter of 2023 compared to 2022 due to an increase in ProGold lease revenue for the quarter and a decrease of 19% year to date in 2023 compared to 2022 due primarily to a decrease in ProGold’s lease revenue related to ProGold’s amended lease agreement with Cargill dated March 1, 2022.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and six-month periods ended June 30, 2023 were $131,000 and $341,000, respectively, compared to $105,000 and $307,000 during the same respective periods in 2022. The increase in administrative expenses for the six-month period ended June 30, 2023 compared to the six-month period ended June 30, 2022 is primarily due to additional accounting and consulting expenses in 2023 compared to 2022.

Other Income. Interest income for the three and six-month periods ended June 30, 2023 was $54,000 and $146,000, respectively, compared to $27,000 and $55,000 during the same respective periods in 2022. The increase is primarily due to increased interest rate yields on corporate bonds.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2023 was $6,126,000 compared to $6,295,000 at June 30, 2022. The decreased working capital at the end of the second quarter of fiscal 2023 as compared to the end of the second quarter of fiscal 2022 was the result of changes in the timing of maturities of the Cooperative’s investments. The

Cooperative received cash distributions from ProGold LLC totaling $3,854,000 for the six-month period ended June 30, 2023 compared $6,108,000 for the six-month period ended June 30, 2022. Decreased ProGold LLC distributions are primarily related to the distribution of ProGold reserves prior to the change in ownership of ProGold on March 1, 2022.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit will terminate on October 16, 2024. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of June 30, 2023 or December 31, 2022.

The Cooperative had no long-term debt as of June 30, 2023 and June 30, 2022 and used operating cash flows of $214,000 for the six-month period ended June 30, 2023 compared to $328,000 for the six-month period ended June 30, 2022. The decrease in operating cash flows used for the six-month period ended June 30, 2023 compared to the six-month period ended June 30, 2022 is primarily due to decreased legal and administrative expenses associated with the negotiation of ProGold’s amended lease agreement and operating agreement.

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

Significant Accounting Estimates and Policies

The Cooperative generally does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year. The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2023. The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period. The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned. The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver, or over-deliveries of,corn.

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

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2023. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

101	The following materials from this report, formatted in iXBRL (Inline Extensible Business Reporting Language) are filed herewith: (i) balance sheets, (ii) statements of operations and comprehensive income, (iii) statements of cash flows, and (iv) the notes to the financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: August 14, 2023	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer