Form 10-Q
period 2023-09-30
Golden Growers Cooperative
filed 2023-11-13
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 12, 2023 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,836	$2,146
Short-Term Investments	3,964	4,720
Other Current Assets	117	308
Total Current Assets	6,917	7,174

Long-Term Investments	3,283	2,352
Investment in ProGold LLC	17,053	18,333

Total Assets	$27,253	$27,859

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$9	$—
Accrued Liabilities	2,169	205
Total Current Liabilities	2,178	205

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2023 and December 31, 2022	25,139	27,921
Accumulated Other Comprehensive Loss	(64)	(267)
Total Members’ Equity	25,075	27,654

Total Liabilities and Members’ Equity	$27,253	$27,859

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
OPERATIONS
Corn Revenue	$17,476	$22,891	$71,781	$82,706
Corn Expense	(17,493)	(22,908)	(71,837)	(82,754)
Net Income from ProGold LLC	1,351	1,343	4,511	5,227
General & Administrative Expenses	(138)	(113)	(479)	(421)

Net Income from Operations	1,196	1,213	3,976	4,758

Other Income (Loss)	(89)	101	57	156

Net Income Before Income Tax	$1,107	$1,314	$4,033	$4,914

Net Income	$1,107	$1,314	$4,033	$4,914

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.07	$0.08	$0.26	$0.32

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
COMPREHENSIVE INCOME
Net Income	$1,107	$1,314	$4,033	$4,914
Unrealized Gain (Loss) on Investments	192	(71)	(64)	(223)
Comprehensive Income	$1,299	$1,243	$3,969	$4,691

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

Total
Members'
Equity
BALANCE December 31, 2021	$27,747
Net Income	2,607
Unrealized Loss on investments	—
Distributions to Members	(2,169)
BALANCE March 31, 2022	$28,185
Net Income	994
Unrealized Loss on investments	(153)
Distributions to Members	(2,168)
BALANCE June 30, 2022	$26,858
Net Income	1,314
Unrealized Loss on investments	(73)
Distributions to Members	(2,168)
BALANCE September 30, 2022	$25,931

BALANCE December 31, 2022	$27,654
Net Income	1,473
Unrealized Gain on investments	5
Distributions to Members	(2,478)
BALANCE March 31, 2023	$26,654
Net Income	1,453
Unrealized Gain on investments	6
Distributions to Members	(2,169)
BALANCE June 30, 2023	$25,944
Net Income	1,107
Unrealized Gain on investments	404
Realized Loss on investments	(212)
Distributions to Members	(2,168)
BALANCE September 30, 2023	$25,075

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022

Cash Flows from Operating Activities
Net Income	$4,033	$4,914
Net (Income) from ProGold LLC	(4,511)	(5,227)
Realized loss on investments	240	—
Changes in assets and liabilities
Other Current Assets	191	143
Accrued liabilities and payables	(195)	(204)
Net Cash Used in Operating Activities	(242)	(374)

Cash Flows from Investing Activities
(Purchase) of investments	(2,647)	(1,968)
Proceeds from investments	2,436
Investment in ProGold LLC	—	(89)
Distribution received from ProGold LLC	5,790	8,039

Net Cash Provided by Investing Activities	5,579	5,982

Cash Flows from Financing Activities
Member distributions paid	(4,647)	(4,339)
Net Cash Used in Financing Activities	(4,647)	(4,339)

Increase (Decrease) in Cash and Cash Equivalents	690	1,269

Cash and Cash Equivalents, Beginning of Period	2,146	1,595

Cash and Cash Equivalents, End of Period	$2,836	$2,864

Non-Cash Financing Activity
Accrued Distributions Payable to Members	$2,168	$2,168

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three and nine month periods ended September 30, 2023 and 2022 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2023.

NOTE 2 – EXPENSES

The Cooperative contracts with Cargill, Incorporated (“Cargill”) in connection with the procurement of corn and other agency services for an annual fee of $60,000, which is paid by the Cooperative to Cargill in quarterly installments. The agreements between Cargill and the Cooperative terminate concurrently with Cargill’s Second Amended and Restated Facility Lease, effective April 4, 2017, with ProGold Limited Liability Company (“ProGold LLC”), as amended, which terminates on December 31, 2026.

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

Prior to March 1, 2022, the Cooperative and American Crystal Sugar Company (“American Crystal”) held a 49% and 51% interest in ProGold LLC, respectively. On March 1, 2022, pursuant to an Option Agreement by and between Cargill and American Crystal, and a Consent Agreement by and among the Cooperative, Cargill, and American Crystal, each effective January 1, 2018, Cargill purchased a 50% interest in ProGold LLC from American Crystal, while the Cooperative purchased the remaining 1% of ProGold LLC held by American Crystal. As a result of these transactions, the Cooperative and Cargill each hold a 50% interest in ProGold LLC. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q for more information regarding the Cooperative’s ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the September 30th unaudited and December 31st audited financial statements of ProGold LLC:

	September 30,		December 31,
(In Thousands)	2023	2022	2022

Current Assets	$198	$240	$223
Long-Term Assets	34,570	37,110	36,475
Total Assets	$34,768	$37,350	$36,698

Current Liabilities	$662	$619	$31
Long-Term Liabilities	—	—	—
Total Liabilities	$662	$619	$31

Members’ Equity	34,106	36,731	36,667

Total Liabilities and Members’ Equity	$34,768	$37,350	$36,698

Rent Revenue on Operating Lease	$11,858	$13,516	$17,468
Expenses	2,837	3,015	3,919

Net Income	$9,021	$10,501	$13,549

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands):

September 30, 2023:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$6,412	$—	$6,412
Fixed Income Funds - Available for Sale	—	671	—	671
Money Market & CD’s	—	87	—	87
	$—	$7,170	$—	$7,170

December 31, 2022:
Corporate Bonds - Held to Maturity	$—	$4,461	$—	$4,461
Fixed Income Funds - Available for Sale	—	2,453	—	2,453
Money Market & CD’s	—	75	—	75
	$—	$6,989	$—	$6,989

Maturities of corporate bonds are as follows as of September 30, 2023 (in thousands):

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$3,206	$3,200
Due in 2 to 5 years	2,945	2,897
Due in 6 to 10 years	338	315
	$6,489	$6,412

The Cooperative’s investments are as follows as of September 30, 2023 and December 31, 2022 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2023:
Corporate Bonds - Held to Maturity	$6,489	$8	$(85)	$6,412
Fixed Income Funds - Available for Sale	735	—	(64)	671
Money Market & CD’s	87	—	—	87
	$7,311	$8	$(149)	$7,170

December 31, 2022:
Corporate Bonds - Held to Maturity	$4,544	$1	$(84)	$4,461
Fixed Income Funds - Available for Sale	2,720	—	(267)	2,453
Money Market & CD’s	75	—	—	75
	$7,339	$1	$(351)	$6,989

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022.

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
September 30, 2023:	Fair Value	Losses	Fair Value	Losses
Corporate Bonds - Held to Maturity	$2,801	$(35)	$1,766	$(51)
Fixed Income Funds	67	—	604	(63)
	$2,868	$(35)	$2,370	$(114)

December 31, 2022:
Corporate Bonds - Held to Maturity	$3,612	$(68)	$282	$(16)
Fixed Income Funds	—	—	2,453	(267)
	$3,612	$(68)	$2,735	$(283)

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

For the nine-month periods ended September 30, 2023 and 2022, the Cooperative made $0 in contributions. The Cooperative does not anticipate making a contribution in 2023. Contributions in 2022 totaled $0.

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

Identify Contracts with Customers

The Cooperative is required to annually deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC wet-milling facility. To fulfill this requirement, the Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both. Under Method A, a member is required to physically deliver corn to the Cooperative and under Method B a member appoints the Cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf. The Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B. In exchange for these services, the Cooperative pays an annual fee of $60,000, paid in quarterly installments.

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

Members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf. Cargill acquires the corn as the Cooperative’s agent. Method B corn revenue is equal to the price paid by Cargill to acquire the corn from the Cooperative, plus the member agency fee. Corn expense for Method B deliveries is the weighted average price for Method A corn during the quarter multiplied by the number of Method B bushels purchased during the quarter.

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

For the nine-month periods ended September 30, 2023 and 2022, the Cooperative recognized corn revenue under ASC 606 of $71.8 million and $82.7 million, respectively. Disaggregated revenue for the nine-month periods ended September 30, 2023 and 2022 is as follows: revenue from Method A deliveries totaled $21.4 million and $22.9 million, respectively; and revenue from Method B deliveries totaled $50.4 million and $59.8 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 24, 2023, the Cooperative made distributions to its members totaling $2,478,477, or $0.16 per outstanding membership unit. On June 30, 2023, the Cooperative made distributions to its members totaling $2,168,667, or $0.14 per outstanding membership unit. At its September meeting, the Cooperative’s Board of Directors authorized a distribution to its members totaling $2,168,667, or $0.14 per outstanding membership unit, which was distributed to the Cooperative’s members on October 13, 2023.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate based in Prime minus 0.5%, which was 8.00% as of September 30, 2023. This line of credit matures on October 16, 2024. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of September 30, 2023 or December 31, 2022.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2023 financial statements and concluded that no subsequent events have occurred that would require recognition in the September 30, 2023 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form on 10-K for the fiscal year ended December 31, 2022. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. The Cooperative’s actual results or actions could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of the Cooperative’s joint ownership interest in ProGold LLC following Cargill’s acquisition of a 50% interest in ProGold LLC; (ii) fluctuations in the market price per bushel of corn; (iii) the continued impact of the novel coronavirus (COVID-19); (iv) the impact of the war in Ukraine; (v) the effect of inflation as well as general economic conditions; and (vi) other factors described from time to time in the Cooperative’s Securities and Exchange Commission filings. The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative, a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B, is in the business of providing value to its 1,463 members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative and Cargill Incorporated (“Cargill”) each own a 50% membership interest. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

Cargill then purchases the remainder of the corn to be delivered by the Cooperative on behalf of the Method B delivering members at such time and in such quantities as it deems appropriate and in the best interest of the Cooperative and Cargill. The Cooperative notifies Cargill of the number of Method B bushels to be purchased during the quarter. Cargill will certify to the Cooperative that it has purchased the necessary Method B bushels. The price paid is the weighted average price for Method A corn during the quarter multiplied by the number of Method B bushels. Method B corn revenue is equal to the price paid.

The Cooperative’s Fourth Amended and Restated Bylaws (“Bylaws”) establish a Method A delivery pool and a Method B delivery pool. Generally, the Cooperative’s income and/or losses are allocated annually based on the percentage of bushels of corn the members elect to deliver using either Method A or Method B. Regardless of the actual percentage allocation between the members who deliver bushels of corn using Method A or Method B, the Bylaws require the Cooperative to annually allocate at least 15% of its income and/or losses to the Method A pool. The amount of the Cooperative’s income and/or losses actually allocated to the Method A pool is a percentage equal to the greater of 15% or the actual percentage of bushels of corn delivered by members using Method A.

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

For the three and nine-month periods ended September 30, 2023, the Cooperative sold approximately 3.4 and 11.8 million bushels of corn, respectively, compared to approximately 3.3 and 11.8 million bushels of corn sold during the three and nine-month periods ended September 30, 2022. For the three and nine-month periods ended September 30, 2023, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 0.6 and 3.4 million bushels of corn using Method A and 2.8 and 8.4 million bushels of corn using Method B. In the same respective periods in 2022, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 0.5 and 3.3 million bushels of corn using Method A and 2.8 and 8.5 million bushels of corn using Method B.

For the three and nine-month periods ended September 30, 2023, the Cooperative recognized corn revenue of $17,476,000 and $71,781,000, respectively, compared to $22,891,000 and $82,706,000, during the same respective periods in 2022, a decrease of 24% for the third quarter and a decrease of 13% year to date due primarily to a decrease in the price per bushel of corn sold year to date in 2023 compared to the same respective period in 2022.

Expenses. The Cooperative recognized corn expense of $17,493,000 and $71,837,000 for the three and nine-month periods ended September 30, 2023, respectively, compared to $22,908,000 and $82,754,000 during the same respective periods in 2022, a decrease of 24% for the third quarter, and a decrease of 13% year to date due primarily to a decrease in the price per bushel of corn purchased in 2023 compared to 2022.

The Cooperative recognized expense of $15,000 and $45,000 for the three and nine-month periods ended September 30, 2023, respectively, and during the same respective periods in 2022 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and nine-month periods ended September 30, 2023 of $1,351,000 and $4,511,000, respectively, compared to $1,343,000 and $5,227,000 during the same respective periods in 2022, an increase of 1% for the third quarter and a decrease of 14% year to date due primarily to a decrease in ProGold’s lease revenue related to ProGold’s Seconded Amended and Restated Facility lease with Cargill, dated April 4, 2017, as amended.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and nine-month periods ended September 30, 2023 were $138,000 and $479,000, respectively, compared to $113,000 and $421,000 during the same respective periods in 2022. The increase in administrative expenses for the nine-month period ended September 30, 2023 compared to the nine-month period ended September 30, 2022 is primarily due to additional accounting and consulting expenses in 2023 compared to 2022.

Other Income. Interest and investment income (loss) for the three and nine-month periods ended September 30, 2023 was ($89,000) and $57,000, respectively, compared to $101,000 and $156,000 during the same respective periods in 2022. The decrease is primarily due to realized losses on the sale of investments in 2023.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2023 was $4,739,000 compared to $5,414,000 at September 30, 2022. The decreased working capital at the end of the third quarter of fiscal 2023 as compared to the end of the third quarter of fiscal 2022 was the result of changes in the timing of maturities of the Cooperative’s investments. The Cooperative received cash distributions from ProGold LLC totaling $5,791,000 for the nine-month period ended September 30, 2023 compared $8,039,000 for the nine-month period ended September 30, 2022. Decreased ProGold LLC distributions are related to the distribution of ProGold reserves prior to the change in ownership of ProGold on March 1, 2022.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit will terminate on October 16, 2024. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of September 30, 2023 or December 31, 2022.

The Cooperative had no long-term debt as of September 30, 2023 or September 30, 2022 and used operating cash flows of $242,000 for the nine-month period ended September 30, 2023 compared to used cash flows of $374,000 for the nine-month period ended September 30, 2022. The increase in operating cash flows for the nine-month period ended September 30, 2023 compared to the nine-month period ended September 30, 2022 is primarily due to decreased receivables from ProGold in 2023 compared to 2022.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 14, 2023	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer