Form 10-K
period 2023-12-31
Golden Growers Cooperative
filed 2024-03-15
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

____________________________
Commission File No.: 000-53957
___________________________

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

__________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

__________________________________

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐     No ☒

__________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

__________________________________

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒     No ☐

__________________________________

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

__________________________________

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extension transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

__________________________________

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

__________________________________

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

__________________________________

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D -1(b). ☐

__________________________________

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

Yes ☐     No ☒

__________________________________

As of March 14, 2024, the registrant had 15,490,480 Units issued and outstanding. There is no established public market for the registrant’s Units. Although there is a limited, private market for the registrant’s Units, the registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the registrant’s Units held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements and information based upon assumptions by Golden Growers Cooperative (“we,” “us,” “our,” and the “Cooperative”), including assumptions about risks and uncertainties faced by the Cooperative. These forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “believes,” “may,” “will,” or the negative of these terms or similar verbs or expressions.Forward-looking statements in this report generally relate to: our expectations regarding our membership in ProGold Limited Liability Company (“ProGold”) and its distributions to the Cooperative; our beliefs regarding the sufficiency of working capital and cash flows; our expectations regarding our continued ability to renew or obtain financing on reasonable terms when necessary; the impact of recently issued accounting pronouncements; our intentions and beliefs relating to our costs and business strategies; our expected operating and financial results; our expectations concerning our contract arrangements with members; our beliefs regarding competitive factors and our competitive strengths; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our beliefs regarding our internal controls over financial reporting; and our intentions for paying member distributions. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS,” but they may appear in other sections as well.

This report should be read thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to: (i) the impact of the Cooperative’s joint ownership interest in ProGold LLC following Cargill’s acquisition of a 50% interest in ProGold LLC; (ii) fluctuations in the market price per bushel of corn; (iii) the impact of the war in Ukraine; (iv) the effect of inflation as well as general economic conditions and the agricultural cycle on the demand for our members’ corn; (v) our ability to retain our key employee; (vi) the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and (vii) other factors described in this report and from time to time in our other reports filed with the Securities and Exchange Commission. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Cooperative’s actual results could materially differ from those anticipated by such forward-looking statements. The Cooperative undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments. Readers should not place undue reliance on such forward-looking statements. The Cooperative qualifies all of its forward-looking statements by these cautionary statements.

PART I

Item 1.	BUSINESS

General

Golden Growers Cooperative is a value-added agricultural cooperative association owned by 1,462 members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing. The Cooperative was originally formed in 1994 as a North Dakota agricultural cooperative with the goal of allowing its members to receive additional value from the corn that they grow through the processing of that corn into value-added products, such as corn sweeteners. The Cooperative accomplished this purpose by forming a joint venture with

American Crystal Sugar Company (“American Crystal”) that formed ProGold Limited Liability Company (“ProGold”), a Minnesota limited liability company that designed and constructed a corn wet-milling facility in Wahpeton, North Dakota to process corn into high fructose corn syrup and related co-products. The Cooperative’s membership in ProGold LLC includes a right and obligation for the Cooperative to deliver corn to the ProGold facility for processing.

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

Additional information about the Cooperative can be found on our website, https://goldengrowers.com. We are neither including nor incorporating by reference herein the information contained on our corporate website. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). TheExchange Act requires us to file periodic reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

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

In connection with Cargill’s exercise of its Option under the Option Agreement, the Cooperative, Cargill and ProGold entered into that certain ProGold Limited Liability Company Agreement (the “Operating Agreement”), effective March 1, 2022, in order to set forth the structure, governance and operation of ProGold according to certain operational principles and other guidelines described in the Consent Agreement. Beginning March 1, 2022, the Cooperative is allocated 50% of the profits and losses of ProGold and receives 50% of any cash that is distributed to ProGold’s members.

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

In the event any Cargill Competitor (as defined in the Operating Agreement) acquires an equity interest in the Cooperative, Cargill will have a sixty-day option to purchase all of the membership interest in ProGold held by the Cooperative for a purchase price of $81 million plus 50% of the remaining lease payments due under the Facility Lease through the closing date of such sale. Further, if a Triggering Event (as defined in the Operating Agreement) occurs on or before December 31, 2026, the Cooperative and Cargill will expeditiously and in good faith work together to finalize a joint venture agreement for the structure, governance and operation of ProGold according to certain operating principles and other guideline terms. If a joint venture agreement is agreed to, the Cooperative will reimburse Cargill for 50% of the undepreciated capital expense associated with approved projects. If a Triggering Event does not occur on or before December 31, 2026, or if a Triggering Event does occur, but the Cooperative and Cargill are unable to agree on terms for a joint venture agreement within four months of the Triggering Event, then Cargill agrees to purchase the Cooperative’s 50% interest in ProGold for $81 million and half of any remaining lease payments due through December31, 2026.

Also in connection with the Option exercise, ProGold and Cargill entered into that certain First Amendment to Second Amended and Restated Facility Lease, effective March 1, 2022, extending the term of the Facility Lease through December 31, 2026. Under the terms of the amended Facility Lease, Cargill paid ProGold an annual lease payment of $15.5 million in 2022 through 2023 and will pay an annual lease payment of $16 million in 2024 through 2026. Cargill also agreed to pay the Cooperative $1.29 million at closing as an early buyout of previously committed and deployed capital projects.

The wet-milling facility was built in 1995. As processing facilities age, more extensive maintenance becomes necessary to keep the facility in good working order. During the term of the Facility Lease, Cargill will deploy capital for several approved projects estimated at $25 million. The Facility Lease was further amended by that certain Second Amendment to Second Amended and Restated Facility Lease, effective March 1, 2022, to provide that Cargill will have a leasehold interest in these capital projects and will receive the benefit of depreciation during the term of the Facility Lease. Additionally, ProGold agreed to pay at least $750,000 in 2022 and 2023, and $500,000 in 2024 through 2026, for infrastructure maintenance and may also be required to pay additional sums in order to make certain capital improvements. The payments will reduce any income available for ProGold’s members at the time of such expenses. The Cooperative and Cargill would experience any such reduction in ProGold’s income proportionately based on their percentage ownership of ProGold.

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

In order to provide delivery services to our members in the most cost-effective manner, the Cooperative has entered into an agreement with Cargill whereby we appoint Cargill as our agent to arrange for the delivery of the corn by our members who elect to deliver corn using Method A, and we appoint Cargill as our agent to acquire corn on our behalf for our members who elect to deliver corn using Method B. If a member elects to deliver corn using Method B, the price per bushel the Cooperative pays to the member is equal to the price per bushel paid by Cargill to acquire the corn as our agent. The Cooperative pays members who deliver corn under Method A the market price or contracted price for their corn at the time of delivery. Members who deliver corn under Method A also receive from the Cooperative an incentive payment of $.10 per bushel on the corn that they deliver, while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having us deliver corn on their behalf. The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of our Board of Directors. While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf.

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

In exchange for the services set forth above with respect to handling our member’s delivery of corn to the wet-milling facility, we paid Cargill an annual fee of $60,000 in 2023. This fee was paid in quarterly installments. In addition, we also pay Cargill a per-bushel fee if a Method A member fails to deliver corn. This amount is in addition to any reimbursement we are required to pay Cargill for a Method A member’s failure to deliver. All of our agreements with Cargill terminate at the expiration of the Facility Lease between Cargill and ProGold.

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

Our Fourth Amended and Restated Bylaws (“Bylaws”) establish a Method A delivery pool and a Method B delivery pool. Generally, our income and/or losses are allocated annually based on the percentage of bushels of corn our members elect to deliver using either Method A or Method B. Regardless of the actual percentage allocation between our members who deliver bushels of corn using Method A or Method B, our Bylaws require us to annually allocate at least 15% of our income and/or losses to the Method A pool. The amount of our income and/or losses actually allocated to the Method A pool is a percentage equal to the greater of 15% or the actual percentage of bushels of corn delivered by our members using Method A.

If less than 15% of the bushels of corn are delivered by members using Method A, the members who elect Method A will be allocated 15% of our income and/or losses even though they deliver less than 15% of the bushels of corn obligated to be delivered by us to Cargill. As a result of this requirement, a Method A member may receive a greater proportionate allocation of our income and/or losses than a Method B member who contracted to have the same amount of corn delivered.

For fiscal year 2023, our members delivered 28% of the bushels of corn by Method A and 72% of the bushels of corn by Method B. For fiscal year 2022, members delivered 27% of the bushels by Method A and 73% of the bushels of corn by Method B. Income and/or losses and any cash distributions being allocated to the Method A pool were 28% in fiscal year 2023 and 27% in fiscal year 2022.

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

Employees

As of December 31, 2023, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer.

Competitio

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

The Cooperative was formed in 1994 by a group of corn growers with a goal of adding value to the corn they delivered for processing. Members invested in the Cooperative with the goal of creating a facility where they could not only find a certain market for their corn but where they could also benefit from a long-term investment in a value-added enterprise such as the ProGold facility. There is no competition in attracting members to the Cooperative and its services. Other grain shippers and corn processing facilities in the region provide competition for the purchase of corn from members, but most do not provide the opportunity for membership or partial ownership and any resulting additional profits from the operation or lease of their facilities.

Item 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 1B.	UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 1C.	CYBERSECURITY

Cybersecurity risk management and strategy

The Cooperative’s Board of Directors recognizes the significance that cybersecurity has on our business, particularly the security of our member data, and is responsible for overseeing risks to the Cooperative from cybersecurity threat actors. Our operations rely on various information systems and technologies, mainly those provided by third party providers. These systems collect, process, transmit and retain information that may require both mandatory and voluntary data protection regimens.

Our cybersecurity practices are designed to provide reasonable information security given the nature of our organization and our third-party relationships. We rely on the representations and certifications of key partnerships with suppliers recognizing these third-party relationships introduce additional cybersecurity risks. To address these third-party risks, we have established strict criteria for supplier selection and conduct security risk assessments to mitigate potential impacts on our business. We do not, at this time, engage assessors, consultants, auditors, or other third parties in connection with any security risk assessments or processes.

Cybersecurity governance

The Cooperative’s Board of Directors believes a strong cybersecurity strategy is vital to protect our business operations, sustain our control environment and honor our data protection obligations. The Board has delegated to its Finance & Audit Committee the responsibility for monitoring the effectiveness of the Cooperative’s internal cybersecurity practices. The Executive Vice President manages the Cooperative’s cybersecurity-related risks, communicates with suppliers and other third party providers regarding cybersecurity threats, incidents, plans and responses, and reports to the Finance & Audit Committee and/or the entire Board regarding such cybersecurity threats, incidents, plans and responses on at least a semi-annual basis, and more often as needed.

During 2023, the Cooperative did not experience any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Cooperative, including its business strategy, results of operations, or financial condition.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES

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

Holders

As of the date hereof, there are 1,462 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains. Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members. The Cooperative may make cash distributions at such time and in such amounts as determined from time to time by our Board of Directors in its sole discretion; provided that we must annually, on or before March 1 of each year, make a cash distribution to our then current members equal to at least thirty percent (30%) of the income allocated to members for the prior year. Any such cash distributions shall be made in a uniform and equitable basis among the members within a particular allocation pool on the basis of patronage. Such cash distributions will be reduced by any tax withholding payments that are made on the member’s behalf. For the fiscal year ended December 31, 2022, the Cooperative made aggregate cash distributions to members of $6,506,000. For the fiscal year ended December 31, 2023, the Cooperative made aggregate cash distributions to members of $6,816,000. For more information regarding factors considered by the Board of Directors in determining the amount of cash distributions, see the section entitled “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance under Equity Compensation Plans

The Cooperative currently has no equity compensation plan.

Purchases of Equity Securities by Golden Growers Cooperative

None.

Recent Sales of Unregistered Securities

None.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Cooperative’s financial statements, the notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Such statements are based on assumptions by the Cooperative’s management as of the date of this report and are subject to risks and uncertainties, as discussed in the section entitled “Forward Looking Statements.” Readers should not place undue reliance on such forward-looking statements. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a comparative discussion of our financial results for the fiscal year ended December 31, 2022 as compared with the fiscal year ended December 31, 2021.

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

The Cooperative sold approximately 15.5 million bushels of corn on behalf of its members in each of fiscal 2022 and 2023. The Cooperative recognized corn revenue of $88,019,000 in fiscal 2023 as compared to $107,409,000 in fiscal 2022, a decrease of 18% due primarily to a decrease in the price of corn sold. The Cooperative recognized corn expense of $88,278,000 in fiscal 2023 and $107,451,000 in fiscal 2022, a decrease of 18% due primarily to a decrease in the price of corn purchased.

In fiscal 2023, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,262,000 bushels of corn using Method A and 11,228,000 bushels of corn using Method B. In fiscal 2022, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,161,000 bushels of corn using Method A and 11,329,000 bushels of corn using Method B. In fiscal year 2023, the Cooperative recognized incentive fee expense of $426,000 and agency fee income of $225,000 for the period. Respectively, in fiscal year 2022 the Cooperative recognized incentive fee expense of $208,000 and agency fee income of $227,000. Additionally, the Cooperative paid Cargill $63,000 in fiscal 2023 and $60,000 in fiscal 2022 for services as our agent in connection with the Cooperative’s corn marketing operation.

The Cooperative derived $6,084,000 of income from ProGold in fiscal year 2023, a decrease of $667,000 or 10% as compared to $6,751,000 of income in fiscal 2022. The decrease in income received from ProGold was due primarily to a decrease in lease revenue in 2023 compared to 2022 primarily due to supplemental lease revenue in the first two months of 2022 following Cargill’s exercise of the Option.

General and Administrative Expenses

The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our Board of Directors. The general and administrative expenses for fiscal 2023 were $615,000, an increase of $78,000 or 15% as compared to fiscal 2022. The increase was due primarily to increased legal and general administrative costs.

Other Income

Other income for the fiscal year ended December 31, 2023, was $121,000 compared to $508,000 for the fiscal year ended December 31, 2022. The decrease was due primarily to decreased investment income. Realized gain(loss) on investments for the fiscal year ended December 31, 2023, was ($266,000) as compared to $286,000 for the same respective period in 2022.

Liquidity and Capital Resources

The Cooperative’s working capital was $6,542,000 at December 31, 2023 and $6,969,000 at December 31, 2022. The decreased working capital in 2023 as compared to 2022 was primarily a result of decreased investment income received during 2023 as compared to 2022.

The Cooperative received cash distributions from ProGold totaling $7,344,000 in fiscal 2023 and $9,595,000 in fiscal 2022. Decreased ProGold LLC distributions in 2023 are related to the distribution of ProGold reserves in 2022 prior to the change in ownership of ProGold on March 1, 2022. The Cooperative paid cash distributions to its members totaling $6,816,000 in fiscal 2023 and $6,506,000 in fiscal 2022.

In fiscal 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2024. The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank. There was no outstanding balance as of December 31, 2023.

The Cooperative had no long-term debt as of December 31, 2023 and December 31, 2022.

The Cooperative used operating cash flows of $281,000 for the fiscal year ended December 31, 2023 and $410,000 for the fiscal year ended December 31, 2022. The decreased use of operating cash flows is primarily due to timing of payments for operating costs.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements issued or adopted that have a significant impact on the Cooperative.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Cooperative’s financial statements for the fiscal years ended December 31, 2022 and 2023 have been audited to the extent indicated in this report by Widmer Roel PC, an independent registered public accounting firm. The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2023, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) and concluded that the Cooperative maintained effective internal control over financial reporting as of December 31, 2023 based on these criteria.

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

Each year, three directors are elected through the use of mailed ballots with notice of the annual meeting provided to members qualified to vote as of the record date. Members qualified to vote as of the record date from two of the three geographic districts will elect directors for three-year terms. All members qualified to vote as of the record date will be provided a mail ballot to elect one Director-at-Large for a three-year term. Election results shall be determined based on timely received mailed ballots and ballots collected at the annual meeting of the members.

Each person’s experience, qualifications, attributes or skills to serve as a director are determined by the voting members and are not reviewed or otherwise considered by the Cooperative before any election. The Cooperative does not have a nominating committee. A qualified member indicates his or her interest to serve by submitting a petition no later than thirty days before the annual meeting. If a member from a particular district, or from the general pool, does not come forward indicating a desire to run for election to serve as a director, then that seat on the Board of Directors becomes or remains unfilled.

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

The name, age, position, district and term details of each of the directors and the Cooperative’s Named

Executive Officer are as follows:

			Director
Name and Position	Age	District	Since	Term Expires
Brett Johnson (Chairperson)	56	Central	2013	2025
Nicolas Pyle (Vice-Chairperson)	44	Central	2023	2026
Blane Benedict (Director)	63	North	2022	2024
Richard Bot (Director)	69	South	2017	2026
Matthew Hasbargen (Secretary)	52	At Large	2013	2025
Scott Jetvig (Treasurer)	57	At Large	2015	2024
Brady Koehl (Director)	30	At Large	2022	2026
David Kragnes (Director)	71	North	2023	2025
Larry Vipond (Director)	72	South	2015	2024

Executive Officer
Scott Stofferahn	66		—	—

Below is the biographical information of each director and our Named Executive Officer.

Blane Benedict. Mr. Benedict was elected in March 2022. Mr. Benedict has farmed near Sabin, MN since 1980. Mr. Benedict also operates a farm business management company. Mr. Benedict attended North Dakota State University and later received a degree in Farm Business Management from Northland Community and Technical College. He is a director and former Chair of Agrasure, a MN farmers-only Workers Compensation Insurance Agency and has served as council chairperson of his church. Mr. Benedict is seeking reelection in the Cooperative’s 2024 Annual Election.

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

Matt Hasbargen. Mr. Hasbargen has been a director since March 2013, Secretary since March 2015, and Chairperson of the Strategic Planning Committee since March 2020. He farms near Breckenridge, Minnesota with his father and brother. In the winter months he works for AgCountry Farm Credit Services as a Senior Insurance Specialist, Trainer. Prior to returning home to farm in 1999, Mr. Hasbargen worked for Minnesota Life in St. Paul, Minnesota where he managed life insurance accounts for Farm Credit districts throughout the United States. Mr. Hasbargen currently serves as a Director for the Minn-Dak Farmers Cooperative. Mr. Hasbargen holds an Economics degree from Concordia College.

Scott Jetvig. Mr. Jetvig has been a director since March 2015 and as Second Vice-Chairperson since March 2022. Mr. Jetvig has farmed near Hawley, Minnesota since 1987. In addition to his individual farming operation, Mr. Jetvig is President of SKJ Investments, Inc., an incorporated farming operation. Mr. Jetvig served on Halstad Mutual Fire Insurance Company and Hawley Lutheran Church boards. Mr. Jetvig holds Business Administration and Economics degrees from Moorhead State University. Mr. Jetvig is not seeking reelection in the Cooperative’s 2024 Annual Election. The Cooperative thanks Mr. Jetvig for his years of service.

Brett Johnson. Mr. Johnson has been a director since March 2013 and serves as Chairperson since March 2023. Mr. Johnson previously served as 1st Vice Chairperson and Finance and Audit Committee Vice Chairperson from March 2022 to March 2023. He farms in partnership with his brother near Mooreton, ND where they raise corn, soybeans, and sunflowers. Mr. Johnson previously served twenty one years as a Township Officer, twelve years on the Wyndmere, ND School Board, and six years on the North Dakota Soybean Council. He holds a Bachelor of Science degree in Agricultural Economics from North Dakota State University.

Brady Koehl. Mr. Koehl was elected as a director in March 2022 and serves as Chair of the Finance and Audit Committee as of March 2023. Mr. Koehl is the controller at CR Koehl and Son’s, his family’s farming operation located in Hancock, MN. Mr. Koehl received a Bachelor of Science Degree in Accounting with minors in Ag Business Management and Economics in from Southwest Minnesota State University. Prior to joining CR Koehl, Mr. Koehl was employed as a public accountant with Conway, Deuth &Schmiesing, PLLP.

David Kragnes. Mr. Kragnes has been a director since March 2023. Mr. Kragnes lives near Felton MN where he has farmed since 1972. He studied Ag Engineering at NDSU. Mr. Kragnes served as a board member on the Red River and American Sugarbeet Growers Associations, American Crystal Sugar board, where he served as Chairman, United Sugars Corporation and Midwest Agri Commodities. The National Council of Farmer Cooperatives recognized him as Director of the year in 2007. David currently serves on the CoBank Board, Farm Credit Council Board and the advisory committee for NDSU’s Quentin Burdick Center for Cooperatives.

Nicolas A. Pyle. Mr. Pyle was elected a director in 2023 and serves as First Vice Chairperson. Previously, he served as a director from 2010 through 2022. He previously served as Secretary from March 2013 to March 2015 and as First Vice Chairperson from March 2015 to March 2022. He has been farming since 2002 near Casselton, North Dakota. Mr. Pyle serves as a director of McIntyre-Pyle, Inc. Mr. Pyle is President and serves as a director of Unity Seed Company, a member of Global Soy Genetics LLC and Director of McIntyre Farms Partnership. Mr. Pyle holds a Bachelor of Science in Business degree in finance from the University of Minnesota Carlson School of Management.

Lawrence A. Vipond. Mr. Vipond has been a director since March 2015, Chairman of the Personnel and Compensation Committee since March 2020, and Treasurer since March 2022. Mr. Vipond has been farming since 1971 and is a partner in Vipond Farms of Norcross, MN. Mr. Vipond previously served on the New Horizons Board of Directors and the St. Charles Church Board. Mr. Vipond also served as Chairman of the Herman Community Center Capital Fund Drive. Mr. Vipond attended Fergus Falls Community College. Mr. Vipond is seeking reelection in the Cooperative’s 2024 Annual Election.

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

During fiscal year 2023, the members of the Audit Committee were Brady Koehl, Chair, Richard Bot, Scott Jetvig, David Kragnes and Brett Johnson. The Board of Directors of the Cooperative has determined that Mr. Koehl is an “audit committee financial expert” as defined by the Securities and Exchange Commission. See Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE regarding Mr. Koehl’s independence.

Report of the Audit Committee

The Audit Committee has reviewed and discussed with management and Widmer Roel our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Audit Committee also discussed with Widmer Roel the matters required to be discussed pursuant to PCAOB AS 1301, which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Widmer Roel required by the applicable requirements of the Public Company Accounting Oversight Board regarding Widmer Roel’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Widmer Roel its independence from the Cooperative.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023 for filing with the Securities and Exchange Commission.

Audit Committee

Brady Koehl,
Chair Richard
Bot Scott Jetvig
David Kragnes
Brett Johnson

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

.

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

Summary Executive Compensation Table

The following table sets forth, for the last two calendar years, the dollar value of all compensation awarded to, earned by or paid to Mr. Stofferahn.

			All O ther
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($)
Scott Stofferahn, Executive Vice President**	2023	192,335	43,223	235,558
__________________________________	2022	183,136	19,559	202,695

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

The following table sets forth for the year ending December 31, 2023 the dollar value of all cash and non-cash compensation paid to individuals serving as directors of the Cooperative during fiscal year 2023.

Name	Fees Earned or Paid in Cash	Total
Blane Benedict	$4,000	$4,000
Richard Bot	$4,000	$4,000
Mark Harless*	$1,925	$1,925
Matt Hasbargen	$4,250	$4,250
Scott Jetvig	$4,350	$4,350
Brett Johnson	$8,150	$8,150
Chris Johnson*	$1,150	$1,150
Brady Koehl	$4,100	$4,100
David Kragnes	$2,550	$2,550
Nicolas A. Pyle	$4,500	$4,500
Larry Vipond	$3,300	$3,300

     * Mark Harless, and Chris Johnson retired effective after the 2023 Annual Member Meeting.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 14, 2024 the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Scott Stofferahn, our Executive Vice President (our Named Executive Officer) and (3) all of our Directors and the Named Executive Officer as a group. The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,462 members. Each member of the Cooperative is allowed to cast one vote at any meeting of the members, regardless of the number of Units actually held by that member. Some of our directors hold their Units through more than one entity which allows those directors to cast a vote for each one of those members. The address of each director and our Named Executive Officer is 1002 Main Avenue W, Suite 5, West Fargo, ND 58078.

	Amount and Nature of
	Beneficial O wnership
			Number of
	Number of		Membership	Percentage
Name of Beneficial Owner	Units (1)		Votes(2)	of Class
Benedict, Blane	40,000		1	0.26%
Bot, Richard	204,700	(3)	1	1.32%
Hasbargen, Matt	8,000	(4)	1	0.05%
Jetvig, Scott	30,000		1	0.19%
Johnson, Brett	25,000		1	0.16%
Koehl, Brady	9,000	(5)	2	0.06%
Kragnes, David	105,500	(6)	1	0.68%
Pyle, Nicolas	60,000	(7)	3	0.39%
Vipond, Larry	21,800		1	0.14%
Stofferahn, Scott	28,160	(8)	—	0.18%

All directors and executive officers as a group (10 people)	532,160			3.43%

_________________

(1)	Membership interests are measured Units which equal the holder’s proportionate financial right but not a governance right.
(2)	Voting rights are based on one member one vote. Each person or entity that holds units is a member for voting purposes. Some officers and directors own their units through multiple entities resulting in multiple membership votes.
(3)	Includes 102,350 Units owned directly by Mr. Bot’s Revocable Living Trust and 102,350 Units owned by Mr. Bot’s spouse’s Revocable Living Trust.
(4)	Included 8,000 Units owned by Matthew Hasbargen Farm LLC of which Mr. Hasbargen is President.
(5)	Includes 4,000 Units held by Mr. Koehl and 5,000 Units owned by FTW LLP of which Mr. Koehl is a 2.3% owner.
(6)	Includes 101,500 Units owned directly and 4,000 Units owned by Mr. Kragnes' spouse.
(7)	Includes 10,000 Units owned directly, 40,000 Units owned by McIntyre Farms of which Mr. Pyle is a 25% owner, and 10,000 Units owned by HarMar LLC of which Mr. Pyle is a 33% owner.
(8)	Includes indirect interest in 16,667 Units owned by Mr. Stofferahn’s spouse.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table presents fees for professional audit services rendered by Widmer Roel for the audits of the

Cooperative’s annual financial statements for the years ended December 31, 2023 and 2022 and fees, if any, for other services rendered by Widmer Roel during those periods.

	2023	2022
Audit Fees	$59,798	$41,773
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$59,798	$41,773

Audit Fees. The Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2023 and 2022.

Audit-Related Fees. No additional Audit-Related Fees were billed by Widmer Roel to the Cooperative for assurance and related services provided by Widmer Roel related to the performance of the audit or review of the

Cooperative’s financial statements for fiscal 2023 and 2022.

Tax Fees. No Tax Fees were billed by Widmer Roel to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2023 and 2022.

All Other Fees. No Other Fees were billed by Widmer Roel to the Cooperative for professional services provided by Widmer Roel to the Cooperative for fiscal 2023 and 2022.

The Cooperative’s Audit Committee pre-approves all professional services provided by Widmer Roel to the Cooperative. The Audit Committee approved all of the services and the fees billed for such services to the Cooperative. The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant. None of the hours expended on the audit of the 2023 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Widmer Roel.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.

Financial Statements
Report of Independent Registered Public Accounting Firm. Balance Sheets as of December 31, 2023 and 2022.
Statements of Operations and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021.
Statements of Changes in Members’ Equity for the Years Ended December 31, 2023, 2022 and 2021. Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021.
Notes to the Financial Statements.

	2.	Financial Statement Schedules

Not applicable.

	3.	Exhibits.

Exhibit No.	Exhibit Description

2.1	Articles of Merger of Golden Growers Cooperative and Golden Growers Cooperative is incorporated by reference to Exhibit 2.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

2.2	Certificate of Conversion of Golden Growers Cooperative is incorporated by reference to Exhibit 2.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.1	Amended and Restated Articles of Organization of Golden Growers Cooperative is incorporated by reference to Exhibit 3.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.2	Amended and Restated Bylaws of Golden Growers Cooperative dated September 1, 2009 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.3	Second Amended and Restated Bylaws of Golden Growers Cooperative dated March 28, 2020 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed April 2, 2020.

3.4	Third Amended and Restated Bylaws of Golden Growers Cooperative dated March 24, 2022 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed March 30, 2022.

3.5	Fourth Amended and Restated Bylaws of Golden Growers Cooperative dated March 23, 2023 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed March 29, 2023.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 – filed herewith.

10.1	Form of Uniform Member Agreement is incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.2	Form of Annual Delivery Agreement is incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.3	ProGold Limited Liability Company Amended and Restated Member Control Agreement between Golden Growers Cooperative and American Crystal Sugar Company dated September 1, 2009 is incorporated by reference to Exhibit 10.4 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

Exhibit No.	Exhibit Description

10.4	Operating Agreement of ProGold Limited Liability Company is incorporated by reference to Exhibit 10.5 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.5	Amendment to ProGold Limited Liability Company Member Control Agreement between Golden Growers Cooperative and American Crystal Sugar Company dated April 4, 2017 is incorporated by reference to Exhibit 10.7 from the Cooperative’s Form 10-Q filed May 12, 2017.

10.6	Second Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.6 from the Cooperative’s Form 10-K filed March 9, 2018.

10.7	Second Amended and Restated Corn Supply Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.7 from the Cooperative’s Form 10-K filed March 9, 2018.

10.8	Consent Agreement among Golden Growers Cooperative, Cargill Incorporated, and American Crystal Sugar Company dated April 4, 2017 is incorporated by reference to Exhibit 10.1 from the Cooperative’s Current Report on Form 8-K filed April 10, 2017.

24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the years ended August 31, 2022 and August 31, 2021 is incorporated by reference to Exhibit 99.1 from the Cooperative’s Form 10-Q filed November 4, 2022.

99.2	Audited Financial Statements of ProGold Limited Liability Company for the period ended December 31, 2022 is incorporated by reference to Exhibit 99.2 from the Cooperative’s Form 10- K filed March 8, 2023.

99.3	Audited Financial Statements of ProGold Limited Liability Company for the year ended December 31, 2023 – filed herewith.

101	The following materials from this report, formatted in iXBRL (Inline Extensible Business Reporting Language) , are filed herewith: (i) Balance Sheets at December 31, 2023 and December 31, 2022; (ii) Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021; (iv) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (v) Statements of Cash Flows for the years ended
.	December 31, 2023, 2022 and 2021; and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2024.

GOLDEN GROWERS COOPERATIVE

By:	/S/ Scott Stofferahn
Scott Stofferahn
Dated: March 15, 2024

Power of Attorney

Each person whose signature appears below appoints Scott Stofferahn as their true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, to perform all acts and execution of all documents which such attorney and agent may deem necessary or desirable to enable Golden Growers Cooperative to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with filing with the Commission the Annual Report on Form 10-K of Golden Growers Cooperative for the fiscal year ended December 31, 2023 and any and all amendments and exhibits thereto, and other documents in connection therewith, including specifically, but without limiting the generality of the foregoing, power and authority to sign the names of the undersigned to the Form 10-K and to any instruments and documents filed as part of or in connection with the Form 10-K or any amendments thereto; and the undersigned hereby ratify and confirm all actions taken and documents signed by said attorney and agent as provided herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of March 15, 2024.

/S/ Brett Johnson	/S/ Nicolas Pyle
Brett Johnson (Chairperson)	Nicolas Pyle (Vice Chairperson)

/S/ Blane Benedict	/S/ Richard Bot
Blane Benedict (Director)	Richard Bot (Director)

/S/ Matthew Hasbargen	/S/ Scott Jetvig
Matthew Hasbargen (Director, Secretary)	Scott Jetvig (Director)

/S/ Brady Koehl	/S/ David Kragnes
Brady Koehl (Director)	David Kragnes (Director)

/S/ Larry Vipond
Larry Vipond (Director, Treasurer)

/S/ Scott Stofferahn
Scott Stofferahn (principal executive,
financial and accounting officer)

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Members
Golden Growers Cooperative
West Fargo, North Dakota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Growers Cooperative as of December 31, 2023 and 2022, and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Golden Growers Cooperative as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Fargo, North Dakota March 12, 2024

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS
DECEMBER 31, 2023 AND 2022

(Dollars In Thousands)

	December 31,

ASSETS	2023	2022
Current Assets:
Cash and Cash Equivalents	$2,097	$2,146
Short-Term Investments	4,548	4,720
Other Current Assets	318	308
Total Current Assets	6,963	7,174

Long-Term Investments	2,788	2,352
Investment in ProGold LLC	17,073	18,333

Total Assets	$26,824	$27,859

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts Payable	$—	$—
Accrued Liabilities	421	205
Total Current Liabilities	421	205

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2023 and December 31, 2022	26,436	27,921
Accumulated Other Comprehensive Loss	(33)	(267)
Total Members’ Equity	26,403	27,654

Total Liabilities and Members’ Equity	$26,824	$27,859

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2023	2022	2021
OPERATIONS
Corn Revenue	$88,019	$107,409	$89,565
Corn Expense	(88,278)	(107,451)	(89,605)
Net Income from ProGold LLC	6,084	6,751	8,418
General & Administrative Expenses	(615)	(537)	(485)

Net Income from Operations	5,210	6,172	7,893

Other Income	121	508	137

Net Income	$5,331	$6,680	$8,030

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.34	$0.43	$0.52

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2023	2022	2021
COMPREHENSIVE INCOME
Net Income	$5,331	$6,680	$8,030
Unrealized gain (loss) on investments	234	(267)	—

Comprehensive Income	$5,565	$6,413	$8,030

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Dollars In Thousands)

Total
Members’
Equity
BALANCE December 31, 2020	$25,758
Net income	8,030
Member distributions	(6,041)
Unrealized loss on investments	—

BALANCE December 31, 2021	$27,747
Net income	6,680
Member distributions	(6,506)
Unrealized loss on investments	(267)

BALANCE December 31, 2022	$27,654
Net income	5,331
Member distributions	(6,816)
Unrealized gain on investments	234

BALANCE December 31, 2023	$26,403

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net Income	$5,331	$6,680	$8,030
Net (Income) from ProGold LLC	(6,084)	(6,751)	(8,418)
Realized (Gain) Loss - Investments	266	(286)	—
Changes in assets and liabilities
Other Current Assets	(10)	(53)	3
Accrued liabilities and payables	216	—	1
Net Cash Used in Operating Activities	(281)	(410)	(384)

Cash Flows from Investing Activities
(Purchase) of investments	(2,312)	(2,039)	(116)
Proceeds from investments	2,016
Investment in ProGold LLC	—	(89)	—
Distribution received from ProGold LLC	7,344	9,595	4,589

Net Cash Provided in Investing Activities	7,048	7,467	4,473

Cash Flows from Financing Activities
Member distributions paid	(6,816)	(6,506)	(6,041)
Net Cash Used by Financing Activities	(6,816)	(6,506)	(6,041)

Increase (Decrease) in Cash and Cash Equivalents	(49)	551	(1,952)

Cash and Cash Equivalents, Beginning of Year	2,146	1,595	3,547

Cash and Cash Equivalents, End of Year	$2,097	$2,146	$1,595

Supplemental Schedule of Non-Cash Financing and Investing Activity

Unrealized Gain (Loss) on Investments	$234	$(267)	$—

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies:

Receivables - The Cooperative charges members an agency fee in connection with corn procurement services provided to the members. The Cooperative has tracked historical loss information for its member receivables and has compiled historical credit loss percentages for different aging categories. The Cooperative’s member receivables are included in Other Current Assets in the accompanying balance sheets and totaled $220,000 as of December 31, 2023, $223,000 as of December 31, 2022 and $224,000 as of January 1, 2022.

The Cooperative believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for member receivables held at December 31, 2023 and 2022 because the composition of the member receivables at those dates are consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its members and its lending practices have not changed significantly over time). Additionally, the Cooperative has determined that the current and reasonable and supportable forecasted economic conditions are consistent with the economic conditions included in the historical information. As a result, the historical loss rates have not been adjusted for differences in current conditions or forecasted changes. Accordingly, there was no allowance for credit losses at December 31, 2023 and 2022.

Investments – The Cooperative’s investment in ProGold is recorded at historical cost plus its pro-rata share of ProGold’s net income and additional paid-in capital less distributions received from ProGold.

The Cooperative classifies its debt securities into held-to-maturity, trading, or available-for-sale categories. Debt securities are classified as held-to-maturity when the Cooperative has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses included in the determination of comprehensive income and reported as a component of stockholders’ equity.

The Cooperative establishes an allowance for credit losses on debt securities where the fair value is less than the amortized cost basis to the extent the unrealized loss is due to credit losses. The expected credit losses are presented as loss on investments in the accompanying statement of operations. The Cooperative’s process for establishing the allowance for credit losses considers the risk characteristics of the security class. To the extent possible, losses are estimated collectively for classes of securities with similar risk characteristics. For securities that do not share similar risk characteristics with others, the losses are estimated individually. For available-for-sale debt securities, losses are estimated at the individual security level. The Cooperative’s allowance for credit losses are influenced by a variety of factors, including portfolio credit quality and general economic conditions. General economic conditions are forecasted using economic variables which will create volatility as those variables change over time. The Cooperative’s allowance for credit losses on it’s held to maturity securities and its available for sale securities was not significant as of December 31, 2023 and 2022. The Cooperative did not recognize any credit losses on it’s held to maturity securities and available for sale securities for the years ended December 31, 2023 and 2022.

Cash and Cash Equivalents — The Cooperative considers all demand accounts and overnight sweep accounts to be cash equivalents. Cash equivalents do not include money market accounts maintained by the Cooperative’s investment managers. Cash equivalents do not include any investment with a stated maturity date, regardless of the term to maturity.

Income Taxes –Golden Growers Cooperative is taxed as a limited liability company under Subchapter K of the Internal Revenue Code. As such, the Cooperative is generally not subject to income taxes. Instead, net income is reported by its members who will be responsible for any income taxes which may be due. The Cooperative’s net financial basis in its assets and liabilities exceeded its tax basis by approximately $6.1 million and $7.9 million as of December 31, 2023 and 2022, respectively.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

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

The Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both. Under Method A, a member is required to physically deliver corn to the cooperative and under Method B, the Cooperative, at the request of the member, arranges for the acquisition and delivery of corn on the member’s behalf. For those members delivering under Method A, the Cooperative has an agreement with Cargill, Inc. (“Cargill”) in which Cargill coordinates the delivery of the corn to the ProGold plant by the

Cooperative’s members. For those members delivering under Method B, the Cooperative has an agreement with Cargill in which Cargill acquires corn on behalf of the Cooperative’s members in fulfillment of the members’ delivery commitments. In exchange for these services, the Cooperative pays Cargill an annual fee of $60,000, paid in quarterly installments.

In fiscal year 2023, the Cooperative paid members who deliver corn under Method A an incentive payment of $.10 per bushel while members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel fee for the cost of having the Cooperative deliver corn on their behalf. For fiscal year 2024, the Cooperative will pay a $.05 per bushel

Method A incentive payment. The board has the discretion to change the incentive fees based on the Cooperative’s corn delivery needs. The delivery fees are a component of Corn Expense.

With respect to all Method A corn deliveries, members who deliver corn under Method A are paid the market or contracted price for their corn. However, per agreement with the Cooperative, Cargill reports the purchase price as the product of Method A bushels delivered during a month and the average market price for the month. If at the conclusion of the year, a Method A member fails to fully satisfy the corn delivery requirement, Cargill will purchase replacement corn. The member with a Method A shortfall will be responsible for a purchased corn fee payable to Cargill and a fee determined by the Board of Directors for all bushels needed to complete their annual Method A delivery.

With respect to Method B corn deliveries, the Cooperative shall notify Cargill of the number of Method B bushels to be purchased during the quarter. Cargill will certify to the Cooperative that it has purchased the necessary Method B bushels. Method B corn revenue will be determined to be equal to the price paid. The Cooperative has determined Corn Expense for Method B deliveries based on the average quarterly market price per bushel reported by Cargill to the Cooperative’s members for Method A quarterly deliveries.

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits. At December 31, 2023, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $1.9 million.

Fair Value Measurements - The Cooperative has determined the fair value of certain assets and liabilities in accordance with the provisions of Accounting Standards Codification (“ASC”) 820-10, which provides a framework for measuring fair value under generally accepted accounting principles.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

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

Note 3 – CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2023, the Cooperative adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including contract, trade and loan receivables and held-to-maturity debt securities. CECL requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The update also requires that credit losses on available-for-sale debt securities be presented as an allowance rather than a write-down of the security. This standard provides financial statement users with more decision-useful information about the expected losses on financial instruments.

The Cooperative adopted ASU 2016-13 using the modified retrospective review method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2023, are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. As a result of the adoption of the new credit loss guidance, the Cooperative recognized on January 1, 2023, the beginning of the adoption period, no cumulative effect adjustment to member’s equity and no adjustments to financial assets. The adoption of the new standard did not materially impact the Cooperative’s statements of operations and comprehensive income, statements of changes in members’ equity, or statements of cash flows.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

NOTE 4 — PROGOLD LIMITED LIABILITY COMPANY

For the year 2021 and the first two months of 2022, the Cooperative had a 49% ownership interest in ProGold LLC. For the last ten months of 2022 and all of 2023, the Cooperative had a 50% ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC:

		December 31,
(In Thousands)	2023	2022	2021

Current Assets	$201	$223	$4,873
Long-Term Assets	33,945	36,475	43,320
Total Assets	$34,146	$36,698	$48,193

Current Liabilities	$—	$31	$3,903
Long-Term Liabilities	—	—	1,833
Total Liabilities	—	31	5,736

Members’ Equity	34,146	36,667	42,457

Total Liabilities and Members’ Equity	$34,146	$36,698	$48,193

Rent Revenue on Operating Lease	$15,810	$17,468	$21,045
Expenses	3,641	3,919	3,865

Net Income	$12,169	$13,549	$17,180

NOTE 5 — INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs.

December 31, 2023:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$6,030	$—	$6,030
Fixed Income Funds	—	685	—	685
Money Market & CD’s	—	601	—	601
	$—	$7,316	$—	$7,316

December 31, 2022:
Corporate Bonds - Held to Maturity	$—	$4,461	$—	$4,461
Fixed Income Funds	—	2,453	—	2,453
Money Market & CD’s	—	75	—	75
	$—	$6,989	$—	$6,989

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

The Cooperative’s investments are as follows as of December 31, 2023 and 2022 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2023:
Corporate Bonds - Held to Maturity	$6,050	$30	$(50)	$6,030
Fixed Income Funds	718		(33)	685
Money Market & CD’s	601	—	—	601
	$7,369	$30	$(83)	$7,316

December 31, 2022:
Corporate Bonds - Held to Maturity	$4,544	$1	$(84)	$4,461
Fixed Income Funds	2,720		(267)	2,453
Money Market & CD’s	75	—	—	75
	$7,339	$1	$(351)	$6,989

Corporate bond maturities are as follows as of December 31, 2023 (in thousands):

	Net
	Carrying
	Amount	Fair Value
Due in 1 year or less	$3,262	$3,256
Due in 2 to 5 years	2,455	2,460
Due in 6 to 10 years	333	314
	$6,050	$6,030

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022:

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
December 31, 2023:	Fair Value	Losses	Fair Value	Losses
Corporate Bonds - Held to Maturity	$1,037	$(18)	$1,433	$(32)
Fixed Income Funds	201	(1)	484	(32)
	$1,238	$(19)	$1,917	$(64)

December 31, 2022:
Corporate Bonds - Held to Maturity	$3,612	$(68)	$282	$(16)
Fixed Income Funds	—	—	2,453	(267)
	$3,612	$(68)	$2,735	$(283)

The Cooperative has determined that the unrealized losses are deemed to be temporary impairments as of December 31, 2023 and 2022. The Cooperative believes that the unrealized losses generally are caused by interest rate increases and increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

NOTE 6 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

The Cooperative had no unrecognized tax benefits on December 31, 2023 and 2022. No interest or penalties are recognized in the statements of operations or in the balance sheets.

The Cooperative recognized no income tax expense for the years ended December 31, 2023, 2022 and 2021.

NOTE 7 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan as of January 1, 2013. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan. During the years ended December 31, 2023, 2022 and 2021, there were no pension expenses.

In December 2022, the Cooperative approved a resolution to terminate the plan on March 31, 2023. The process of terminating the plan includes the purchase of annuities from the assets of the plan to satisfy payment of vested benefits to participants as prescribed by the Pension Benefit Guarantee Corporation’s standard termination process. As of December 31, 2023, the pension plan was funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA). While there are currently sufficient funds to purchase annuities for the plan’s two (2) participants to pay all of the benefits owed under the plan, if conditions worsen, the Cooperative is liable to pay the difference between the pension assets and the cost of annuities for participants to cover all benefit liabilities. The Cooperative anticipates that the process of terminating the plan will conclude in July 2024.

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

Substantially all of the Plan’s assets consist of Collective Investment Trusts or Mutual Funds (Fund) and are valued based on Level I or Level II inputs, as determined from the Fund’s ASC 715-30 footnote included in the Fund’s audited financial statements. The Fund’s valuation techniques include market matrix pricing and market inputs, including bench mark yields, reported trades, broker/dealer quotes and others. There has been no changes in valuation techniques and inputs in 2023, 2022 and 2021.

The assumptions used in the measurement of the Cooperative’s benefit obligations are shown below:

	2023	2022

Discount Rate	4.92%	4.50%
Expected Return on Plan Assets	5.78%	2.91%
Rate of Compensation Increase	n/a %	n/a %

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

The following schedule reflects the expected cost to purchase of annuities for the one beneficiary in 2024 associated with the termination of the pension (in thousands).

Expected
Benefit
Payments

2024	$680

Total	$680

The Cooperative does not expect to contribute to the defined benefit pension plan during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension Costs for the periods ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021

Interest Cost	$2	$27	$24
Expected Return on Plan Assets	(3)	(19)	(38)
Amortization of Net (Gain) Loss	1	2	—
Net Periodic Pension Cost	$—	$10	$(14)

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for the periods ending December 31, 2023 and 2022 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022

Change in Benefit Obligation
Obligation at the Beginning of the Period	$636	$718
Service Cost	—	—
Interest Cost	27	24
Actuarial (Gain) Loss	68	(51)
Benefits Paid	(51)	(55)

Obligation at the End of the Period	$680	$636

Change in Plan Assets
Fair Value at the Beginning of the Period	$704	$910
Actual Returns on Plan Assets	41	(151)
Employer Contributions	—	—
Benefits Paid	(51)	(55)

Fair Value at the End of the Period	$694	$704

Funded Status
Funded Status as of Period Ended	$15	$68

Net Amount Recognized	$—	$—

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $7,693, $7,325, and $6,959 for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $60,000 in 2023. The contract continues through 2026.

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

NOTE 9 – LINE OF CREDIT

The Cooperative established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2024. The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank. There is no outstanding balance as of December 31, 2023 and 2022.

NOTE 10 - SUBSEQUENT EVENTS

In February of 2024, the Cooperative declared a distribution of $2,788,286, or $.18 per outstanding membership unit.

In February of 2024, in connection with the termination process for the Cooperative’s pension plan, an annuity was purchased using plan assets at a cost of approximately $625,000. See also Note 7.

Management evaluated all other activity of the Cooperative through November 12, 2024, the date to which the financial statements were available to be issued, and concluded that, other than the matters described above, no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.