Form 10-Q
period 2024-03-31
Golden Growers Cooperative
filed 2024-05-14
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024
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

As of May 13, 2024 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$904	$2,097
Short-Term Investments	4,686	4,548
Other Current Assets	97	318
Total Current Assets	5,687	6,963

Long-Term Investments	2,731	2,788
Investment in ProGold LLC	16,676	17,073

Total Assets	$25,094	$26,824

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$—
Accrued Liabilities	6	421
Commitments and Contingencies	—	—
Total Current Liabilities	6	421

Non-Current Liabilities	—	—

Total Liabilities	$6	$421

Commitments and contingencies (Note 9)

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2024 and December 31, 2023	25,124	26,436

Accumulated Other Comprehensive Income (Loss)	(36)	(33)

Total Members’ Equity	25,088	26,403

Total Liabilities and Members’ Equity	$25,094	$26,824

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data) (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATIONS
Corn Revenue	$18,143	$31,283
Corn Expense	(18,154)	(31,297)
Net Income from ProGold LLC	1,593	1,605
General & Administrative Expenses	(215)	(210)

Net Income from Operations	1,367	1,381

Other Income	109	92

Net Income Before Income Tax	$1,476	$1,473

Net Income	$1,476	$1,473

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.10	$0.10

	Three Months Ended
	March 31, 2024	March 31, 2023
COMPREHENSIVE INCOME
Net Income	$1,476	$1,473
Unrealized Gain (Loss) on Investments, Net	(3)	5

Comprehensive Income	$1,473	$1,478

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

Total
Members'
Equity
BALANCE December 31, 2022	$27,654
Net income	1,473
Unrealized gain on investments	5
Distributions to Members	(2,478)
BALANCE March 31, 2023	$26,654

BALANCE December 31, 2023	$26,403
Net income	1,476
Unrealized (loss) on investments	(3)
Distributions to Members	(2,788)
BALANCE March 31, 2024	$25,088

See Notes to Condensed Financial Statements

     GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023

Cash Flows from Operating Activities
Net Income	$1,476	$1,473
Net (Income) from ProGold LLC	(1,593)	(1,605)
Changes in assets and liabilities
Other Current Assets	221	212
Accrued liabilities and payables	(415)	(198)
Net Cash Used in Operating Activities	(311)	(118)

Cash Flows from Investing Activities
(Purchase) of investments	(1,820)	(58)
Proceeds from investments	1,736	—
Distribution received from ProGold LLC	1,990	1,929

Net Cash Provided in Investing Activities	1,906	1,871

Cash Flows from Financing Activities
Member distributions paid	(2,788)	(2,478)
Net Cash Used by Financing Activities	(2,788)	(2,478)

Increase (Decrease) in Cash and Cash Equivalents	(1,193)	(725)

Cash and Cash Equivalents, Beginning of Period	2,097	2,146

Cash and Cash Equivalents, End of Period	$904	$1,421

Unrealized Gain (Loss) on Investments	$(3)	$5

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three-month periods ended March 31, 2024 and 2023 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2024.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

Prior to March 1, 2022, the Cooperative and American Crystal Sugar Company (“American Crystal”) held a 49% and 51% interest in ProGold LLC, respectively. On March 1, 2022, pursuant to an Option Agreement by and between Cargill and American Crystal, and a Consent Agreement by and among the Cooperative, Cargill, and American Crystal, each effective January 1, 2018, Cargill purchased a 50% interest in ProGold LLC from American Crystal, while the Cooperative purchased the remaining 1% of ProGold LLC held by American Crystal. As a result of these transactions, the Cooperative and Cargill each hold a 50% interest in ProGold LLC. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q for more information regarding the Cooperative’s ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the March 31st unaudited and December 31st audited financial statements of ProGold LLC:

	March 31,		December 31,
(In Thousands)	2024	2023	2023

Current Assets	$197	$209	$201
Long-Term Assets	33,201	35,840	33,945
Total Assets	$33,398	$36,049	$34,146

Current Liabilities	$45	$29	$—
Long-Term Liabilities	—	—	—
Total Liabilities	45	29	0

Members’ Equity	33,353	36,020	34,146

Total Liabilities and Members’ Equity	$33,398	$36,049	$34,146

Rent Revenue on Operating Lease	$3,952	$3,953	$15,810
Expenses	766	743	3,641

Net Income	$3,186	$3,210	$12,169

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands):

March 31, 2024:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$6,570	$—	$6,570
Fixed Income Funds - Available for Sale	—	691	—	691
Money Market & CD’s	—	128	—	128
	$—	$7,389	$—	$7,389

December 31, 2023:
Corporate Bonds - Held to Maturity	$—	$6,030	$—	$6,030
Fixed Income Funds - Available for Sale	—	685	—	685
Money Market & CD’s	—	601	—	601
	$—	$7,316	$—	$7,316

Maturities of corporate bonds are as follows as of March 31, 2024 (in thousands):

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$3,867	$3,865
Due in 2 to 5 years	2,401	2,392
Greater than 5 years	330	313
	$6,598	$6,570

The Cooperative’s investments are as follows as of March 31, 2024 and December 31, 2023 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2024:
Corporate Bonds - Held to Maturity	$6,598	$21	$(49)	$6,570
Fixed Income Funds - Available for Sale	727	—	(36)	691
Money Market & CD’s	128	—	—	128
	$7,453	$21	$(85)	$7,389

December 31, 2023:
Corporate Bonds - Held to Maturity	$6,050	$30	$(50)	$6,030
Fixed Income Funds - Available for Sale	718	—	(33)	685
Money Market & CD’s	601	—	—	601
	$7,369	$30	$(83)	$7,316

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023.

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
March 31, 2024:	Fair Value	Losses	Fair Value	Losses
Corporate Bonds - Held to Maturity	$1,960	$(12)	$1,073	$(37)
Fixed Income Funds	—	—	488	(36)
	$1,960	$(12)	$1,561	$(73)

December 31, 2023:
Corporate Bonds - Held to Maturity	$1,037	$(18)	$1,433	$(32)
Fixed Income Funds	201	(1)	484	(32)
	$1,238	$(19)	$1,917	$(64)

The Cooperative establishes an allowance for credit losses on debt securities where the fair value is less than the amortized cost basis to the extent the unrealized loss is due to credit losses. The expected credit losses are presented as loss on investments in the accompanying statement of operations. The Cooperative’s process for establishing the allowance for credit losses considers the risk characteristics of the security class. To the extent possible, losses are estimated collectively for classes of securities with similar risk characteristics. For securities that do not share similar risk characteristics with others, the losses are estimated individually. For available-for-sale debt securities, losses are estimated at the individual security level. The Cooperative’s allowance for credit losses are influenced by a variety of factors, including portfolio credit quality and general economic conditions. General economic conditions are forecasted using economic variables which will create volatility as those variables change over time. The Cooperative’s allowance for credit losses on it’s held to maturity securities and its available for sale securities was not significant as of March 31, 2024 and December 31, 2023. The Cooperative did not recognize any credit losses on its held to maturity securities and available for sale securities for the periods ended March 31, 2024 and December 31, 2023.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit plan as of January 1, 2013. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

In December 2022, the Cooperative approved a resolution to terminate the plan on March 31, 2023. The process of terminating the plan includes the purchase of annuities from the assets of the plan to satisfy payment of vested benefits to participants as prescribed by the Pension Benefit Guarantee Corporation’s standard termination process. As of December 31, 2022, the pension plan was funded as required by the funding standards set forth by the Employee Retirement Income Security Act (“ERISA”). In February 2024, in connection with the termination process for the Cooperative’s pension plan, an annuity was purchased using plan assets at a cost of approximately $625,000.

The Cooperative anticipates that the process of terminating the plan will conclude in June 2024.

The plan’s fair value and benefit obligation will vary over time as a result of changes in market interest rates, the life expectancy of plan participants, and benefit payments. As of December 31, 2023, the plan had a total fair value of $694,000 and a benefit obligation of $680,000. As of December 31, 2022, the plan had a total fair value of $704,000 and a benefit obligation of $636,000.

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

For the three-month periods ended March 31, 2024 and 2023, the Cooperative recognized corn revenue of $18.1 million and $31.3 million, respectively. Disaggregated revenue for the three-month periods ended March 31, 2024 and 2023 is as follows: revenue from Method A deliveries totaled $6.5 million and $12.8 million, respectively; and revenue from Method B deliveries totaled $11.6 million and $18.5 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 27, 2024, the Cooperative made distributions to its members totaling $2,788,286 or $0.18 per outstanding membership unit. On February 24, 2023, the Cooperative made distributions to its members totaling $2,478,477 or $0.16 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate based on Prime minus 0.5%, which was 8.00% as of March 31, 2024. This line of credit matures on October 16, 2024. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of March 31, 2024 or December 31, 2023.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the March 31, 2024 financial statements and concluded that no subsequent events have occurred that would require recognition in the March 31, 2024 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form on 10-K for the fiscal year ended December 31, 2023. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. The Cooperative’s actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of the Cooperative’s joint ownership interest in ProGold LLC following Cargill’s acquisition of a 50% interest in ProGold LLC; (ii) fluctuations in the market price per bushel of corn, including as a result of global armed conflicts, severe weather events and other natural conditions, changes to supply and demand, or other factors; (iii) the impact of severe weather events and other natural conditions on ProGold LLC’s facility or operations and/or Members’ choice of delivery method; (iv) the effect of inflation as well as general economic conditions; (v) our expectations with respect to accessing our current debt facility or any other debt facility or other capital sources in the future; (vi) our beliefs regarding the adequacy of our cash on hand to fund working capital and other general corporate expenses; and (vii) other factors described from time to time in the Cooperative’s Securities and Exchange Commission filings. The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B. The Cooperative is owned by 1,472 members and is in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative and Cargill Incorporated (“Cargill”) each own a 50% membership interest. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

Ownership in ProGold. From an income production perspective, the Cooperative’s membership interest inProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing. Prior to March 1, 2022, the Cooperative and American Crystal Sugary Company (“American Crystal”) owned a 49% and 51% interest in ProGold LLC, respectively. In connection with its interest in ProGold LLC, the Cooperative has the right and obligation to deliver corn for processing at the wet-milling facility. On April 4, 2017, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018 (the “Consent Agreement”), relating to the lease of ProGold LLC’s wet-milling facility to Cargill and the Cooperative’s interest in ProGold LLC. On the same day, Cargill and American Crystal entered into an Option Agreement, effective January 1, 2018 (the “Option Agreement”), detailing the price, term and other conditions under which American Crystal granted to Cargill an exclusive option (the “Option”) to purchase a 50% interest in ProGold LLC from American Crystal during the first four years of the lease. Under the Consent Agreement, the Cooperative approved and consented to the transfer of the 50% interest in ProGold LLC from American Crystal to Cargill in the event Cargill exercised its option. The Cooperative also secured the right to purchase American Crystal’s remaining 1% interest in ProGold LLC for a base price ranging from $1.3 million to $1.7 million, depending on when Cargill notified American Crystal of its intention to exercise the Option. The Cooperative would also be required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that had not been paid by Cargill to ProGold LLC through additional rent with respect to certain projects at the facility.

On February 25, 2022, Cargill exercised its Option under the Option Agreement to purchase a 50% interest in ProGold LLC from American Crystal. Simultaneously with the exercise of the Option, the Cooperative, pursuant to the Consent Agreement, elected to purchase American Crystal’s remaining 1% interest in ProGold LLC. As a result of these transactions, effective March 1, 2022, the Cooperative and Cargill each own a 50% interest in ProGold LLC.

In connection with the Option exercise, the Cooperative, Cargill and ProGold LLC entered into that certain ProGold Limited Liability Company Agreement (the “Operating Agreement”), effective March 1, 2022, in order to set forth the structure, governance and operation of ProGold LLC according to certain operational principles and other guidelines described in the Consent Agreement. Beginning March 1, 2022, the Cooperative is allocated 50% of the profits and losses of ProGold LLC and is entitled to receive 50% of any cash that is distributed to ProGold LLC’s members.

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

For fiscal year 2024, members elected to deliver 26.6% of their corn by Method A and 73.4% of their corn by Method B. This election will result in 26.6% of the Cooperative’s income and/or losses and 26.6% of any cash distributions being allocated to the Method A pool in fiscal year 2024, which reflects the actual percentage of corn members elected to deliver using Method A and does not result in reallocation to meet the 15% requirement set forth in the Cooperative’s Bylaws.

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

For the three-month period ended March 31, 2024, the Cooperative sold approximately 4.4 million bushels of corn compared to approximately 4.7 million bushels of corn sold during the three-month period ended March 31, 2023. For the three-month period ended March 31, 2024, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1.6 million bushels of corn using Method A and 2.8 million bushels of corn using Method B. In the same period in 2023, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1.9 million bushels of corn using Method A and 2.8 million bushels of corn using Method B.

For the three-month period ended March 31, 2024, the Cooperative recognized corn revenue of $18,143,000 compared to $31,283,000 during the same period in 2023, a decrease of 42% for the first quarter due primarily to a decrease in the price per bushel of corn sold year to date in 2024 compared to 2023.

Expenses. The Cooperative recognized corn expense of $18,154,000 and $31,297,000 for the three-month period ended March 31, 2024 and 2023 respectively, a decrease of 42% for the first quarter due primarily to a decrease in the price per bushel of corn purchased in 2024 compared to 2023.

The Cooperative recognized expense of $15,000 for the three-month periods ended March 31, 2024 and 2023 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three-month periods ended March 31, 2024 and 2023 of $1,593,000 and $1,605,000, respectively, a decrease of 1% for the first quarter. The decrease is primarily due to an increase in ProGold’s administrative expenses in 2024 compared to 2023.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three-month period ended March 31, 2024 was $215,000, compared to $210,000 during the same respective period in 2023.

Other Income. Interest income for the three-month period ended March 31, 2024 was $109,000 compared to $92,000 during the same period in 2023. The increase in other income relates to increased interest rate yields on corporate bonds.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2024 was $5,681,000 compared to $6,556,000 at March 31, 2023. The decreased working capital at the end of the first quarter of fiscal 2024 as compared to the end of the first quarter of 2023 is primarily related to increased cash distributed to members and more bonds classified as longer term investments. The Cooperative received cash distributions from ProGold LLC totaling $1,990,000 for the three-month period ended March 31, 2024 compared to $1,929,000 for the three-month period ended March 31, 2023. The increase in ProGold cash distributions is related to increased lease income.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit will terminate on October 16, 2024. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of March 31, 2024 or December 31, 2023.

The Cooperative had no long-term debt as of March 31, 2024 and March 31, 2023 and used operating cash flows of $311,000 for the three-month period ended March 31, 2024 compared to used operating cash flows of $118,000 for the three-month period ended March 31, 2023. The increase in use of operating cash flows for the three-month period ended March 31, 2024 compared to the three-month period ended March 31, 2023 is primarily due to increased method A incentive fees paid in 2024 compared to 2023.

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

Significant Accounting Estimates and Policies

The Cooperative generally does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year. The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2024. The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period. The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned. The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver, or over-deliveries, of corn.

The Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Financial Statements in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no other significant changes in the Cooperative’s significant accounting policies or critical accounting estimates since December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Cooperative is not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2024. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

     During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of

Regulation S-K.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: May 14, 2024	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer