Form 10-Q
period 2024-06-30
Golden Growers Cooperative
filed 2024-08-13
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024
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

As of August 12, 2024 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$296	$2,097
Short-Term Investments	5,687	4,548
Other Current Assets	112	318
Total Current Assets	6,095	6,963

Long-Term Investments	1,799	2,788
Investment in ProGold LLC	16,240	17,073

Total Assets	$24,134	$26,824

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accrued Liabilities	27	421
Total Current Liabilities	27	421

Commitments and contingencies (Note 9)

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2024 and December 31, 2023	24,141	26,436
Accumulated Other Comprehensive Loss	(34)	(33)
Total Members’ Equity	24,107	26,403

Total Liabilities and Members’ Equity	$24,134	$26,824

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
OPERATIONS
Corn Revenue	$15,801	$23,022	$33,944	$54,305
Corn Expense	(15,814)	(23,047)	(33,968)	(54,344)
Net Income from ProGold LLC	1,546	1,555	3,139	3,160
General & Administrative Expenses	(145)	(131)	(360)	(341)

Net Income from Operations	1,388	1,399	2,755	2,780

Other Income	108	54	217	146

Net Income Before Income Tax	$1,496	$1,453	$2,972	$2,926

Net Income	$1,496	$1,453	$2,972	$2,926

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.10	$0.09	$0.19	$0.19

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
COMPREHENSIVEINCOME
Net Income	$1,496	$1,453	$2,972	$2,926
Unrealized Gain (Loss) on Investments, Net	2	6	(1)	11

Comprehensive Income	$1,498	$1,459	$2,971	$2,937

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

Total
Members'
Equity

BALANCE December 31, 2022	$27,654
Net Income	1,473
Unrealized Gain on investments	5
Distributions to Members	(2,478)
BALANCE March 31, 2023	26,654
Net Income	1,453
Unrealized Gain on investments	6
Distributions to Members	(2,169)
BALANCE June 30, 2023	25,944

BALANCE December 31, 2023	$26,403
Net Income	1,476
Unrealized Gain on investments	(3)
Distributions to Members	(2,788)
BALANCE March 31, 2024	25,088
Net Income	1,496
Unrealized Gain on investments	2
Distributions to Members	(2,479)
BALANCE June 30, 2024	24,107

See Notes to Condensed Financial Statements

     GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023

Cash Flows from Operating Activities
Net Income	$2,972	$2,926
Net (Income) from ProGold LLC	(3,139)	(3,160)
Realized (Gain) Loss - Investments	—	—
Changes in assets and liabilities
Other Current Assets	206	206
Accrued liabilities and payables	(394)	(186)
Net Cash Used in Operating Activities	(355)	(214)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(4,217)	(102)
Proceeds from investments	4,066	—
Distribution received from ProGold LLC	3,972	3,854

Net Cash Provided in Investing Activities	3,821	3,752

Cash Flows from Financing Activities
Member distributions paid	(5,267)	(4,647)
Net Cash Used by Financing Activities	(5,267)	(4,647)

Decrease in Cash and Cash Equivalents	(1,801)	(1,109)

Cash and Cash Equivalents, Beginning of Period	2,097	2,146

Cash and Cash Equivalents, End of Period	$296	$1,037

Non-Cash Financing Activity
Unrealized (Loss) on Investments	$(1)	$0

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the six-month periods ended June 30, 2024 and 2023 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the six-month period ended June 30, 2024 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2024.

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

	June 30,		December 31,
(In Thousands)	2024	2023	2023

Current Assets	$221	$222	$201
Long-Term Assets	32,457	35,204	33,945
Total Assets	$32,678	$35,426	$34,146

Current Liabilities	$197	$149	$0
Long-Term Liabilities	—	—	—
Total Liabilities	197	149	0

Members’ Equity	32,481	35,277	34,146

Total Liabilities and Members’ Equity	$32,678	$35,426	$34,146

Rent Revenue on Operating Lease	$7,905	$7,905	$15,810
Expenses	1,626	1,586	3,641

Net Income	$6,279	$6,319	$12,169

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands):

June 30, 2024:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$6,234	$—	$6,234
Fixed Income Funds - Available for Sale	—	696	—	696
Money Market & CD’s	—	551	—	551
	$—	$7,481	$—	$7,481

December 31, 2023:
Corporate Bonds - Held to Maturity	$—	$6,030	$—	$6,030
Fixed Income Funds - Available for Sale	—	685	—	685
Money Market & CD’s	—	601	—	601
	$—	$7,316	$—	$7,316

Maturities of corporate bonds are as follows as of June 30, 2024 (in thousands):

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$4,440	$4,455
Due in 2 to 5 years	1,577	1,572
Greater than 5 years	222	207
	$6,239	$6,234

The Cooperative’s investments are as follows as of June 30, 2024 and December 31, 2023 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2024:
Corporate Bonds - Held to Maturity	$6,239	$30	$(35)	$6,234
Fixed Income Funds - Available for Sale	730	—	(34)	696
Money Market & CD’s	551	—	—	551
	$7,520	$30	$(69)	$7,481

December 31, 2023:
Corporate Bonds - Held to Maturity	$6,050	$30	$(50)	$6,030
Fixed Income Funds - Available for Sale	718	—	(33)	685
Money Market & CD’s	601	—	—	601
	$7,369	$30	$(83)	$7,316

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2024 and December 31, 2023.

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
June 30, 2024:	Fair Value	Losses	Fair Value	Losses
Corporate Bonds - Held to Maturity	$1,925	$(5)	$877	$(30)
Fixed Income Funds	—	—	459	(34)
	$1,925	$(5)	$1,336	$(64)

December 31, 2023:
Corporate Bonds - Held to Maturity	$1,037	$(18)	$1,433	$(32)
Fixed Income Funds	201	(1)	484	(32)
	$1,238	$(19)	$1,917	$(64)

The Cooperative establishes an allowance for credit losses on debt securities where the fair value is less than the amortized cost basis to the extent the unrealized loss is due to credit losses. The expected credit losses are presented as loss on investments in the accompanying statement of operations. The Cooperative’s process for establishing the allowance for credit losses considers the risk characteristics of the security class. To the extent possible, losses are estimated collectively for classes of securities with similar risk characteristics. For securities that do not share similar risk characteristics with others, the losses are estimated individually. For available-for-sale debt securities, losses are estimated at the individual security level. The Cooperative’s allowance for credit losses are influenced by a variety of factors, including portfolio credit quality and general economic conditions. General economic conditions are forecasted using economic variables which will create volatility as those variables change over time. The Cooperative’s allowance for credit losses on it’s held to maturity securities and its available for sale securities was not significant as of June 30, 2024 and December 31, 2023. The Cooperative did not recognize any credit losses on its held to maturity securities and available for sale securities for the periods ended June 30, 2024 and December 31, 2023.

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

In May of 2024, the Cooperative received a payment for the balance of assets from the fund after the purchase of the annuity and other expenses in the amount of $37,603. An excise tax equal to half of the balance of assets returned is payable to the Pension Benefit Guarantee Corporation.

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

For the six-month periods ended June 30, 2024 and 2023, the Cooperative recognized corn revenue under ASC 606 of $33.9 million and $54.3 million, respectively. Disaggregated revenue for the six-month periods ended June 30, 2024 and 2023 is as follows: revenue from Method A deliveries totaled $10.5 million and $18.4 million, respectively; and revenue from Method B deliveries totaled $23.4 million and $35.9 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 27, 2024, the Cooperative made distributions to its members totaling $2,788,286, or $0.18 per outstanding membership unit. On June 27, 2024, the Cooperative made distributions to its members totaling $2,478,477 or $0.16 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate based on Prime minus 0.5% which was 8.0% as of June 30, 2024. This line of credit matures on October 16, 2024. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of June 30, 2024 or December 31, 2023.

 NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Cooperative contracts with Cargill in connection with the procurement of corn and other agency services for an annual fee of $60,000, which is paid by the Cooperative to Cargill in quarterly installments. The agreements between Cargill and the Cooperative terminate concurrently with Cargill’s Second Amended and Restated Facility Lease withProGold LLC, as amended, which terminates on December 31, 2026.

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2024 financial statements and concluded that no subsequent events have occurred that would require recognition in the June 30, 2024 financial statements.

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

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B. The Cooperative is owned by 1,451 members and is in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative and Cargill Incorporated (“Cargill”) each own a 50% membership interest. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

In connection with the Option exercise, the Cooperative, Cargill and ProGold LLC entered into that certain ProGold Limited Liability Company Agreement (the “Operating Agreement”), effective March 1, 2022, in order to set forth the structure, governance and operation of ProGold LLC according to certain operational principles and other guidelines described in the Consent Agreement. Beginning March 1, 2022, the Cooperative will be allocated 50% of the profits and losses of ProGold LLC and is entitled to receive 50% of any cash that is distributed to ProGold LLC’s members.

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

Membership and Delivery Obligations. Any person residing in the United States can own membership units of the Cooperative (“Units”) as long as that person delivers or provides for the delivery of corn for processing at theProGold LLC facility. Ownership of Units requires members to deliver bushels of corn to the Cooperative for processing in proportion to the number of Units each member holds. Currently, 15,490,480 Units are issued and outstanding. The Cooperative’s income and losses are allocated to its members based on the volume of corn they deliver. Subject to certain limitations, as long as a member patronizes the Cooperative by delivering one (1) bushel of corn for each Unit held by the member, the member will be allocated a corresponding portion of the Cooperative’s income (or loss). In this way, the Cooperative operates on a cooperative basis.

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

For the three and six-month periods ended June 30, 2024, the Cooperative sold approximately 3.8 and 8.3 million bushels of corn, respectively, compared to approximately 3.7 and 8.5 million bushels of corn sold during the three and six-month periods ended June 30, 2023. For the three and six-month periods ended June 30, 2024, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1.0 and 2.6 million bushels of corn using Method A and 2.8 and 5.7 million bushels of corn using Method B. In the same respective periods in 2023, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 0.9 and 2.8 million bushels of corn using Method A and 2.8 and 5.7 million bushels of corn using Method B.

For the three and six-month periods ended June 30, 2024, the Cooperative recognized corn revenue of $15,801,000 and $33,944,000 compared to $23,022,000 and $54,305,000, during the same respective periods in 2023, a decrease of 31% for the second quarter and a decrease of 37% year to date due primarily to a decrease in the price per bushel of corn sold year to date in 2024 compared to 2023.

Expenses. The Cooperative recognized corn expense of $15,814,000 and $33,968,000 for the three and six-month periods ended June 30, 2024, respectively, compared to $23,047,000 and $54,344,000 during the same respective periods in 2023, a decrease of 31% for the second quarter, and a decrease of 37% year to date due primarily to a decrease in the price per bushel of corn purchased in 2024 compared to 2023.

The Cooperative recognized expense of $15,000 and $30,000 for the three and six-month periods ended June 30, 2024, respectively, and during the same respective periods in 2023 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and six-month periods ended June 30, 2024 of $1,546,000 and $3,139,000, respectively, compared to $1,555,000 and $3,160,000 during the same respective periods in 2023, a decrease of 1% for the second quarter of 2024 compared to 2023 and a decrease of 1% year to date in 2024 compared to 2023. Decreased income is primarily related to increased ProGold LLC operating expenses in 2024 compared to 2023.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and six-month periods ended June 30, 2024 were $145,000 and $360,000, respectively, compared to $131,000 and $341,000 during the same respective periods in 2023. The increase in administrative expenses for the six-month period ended June 30, 2024 compared to the six-month period ended June 30, 2023 is primarily due to additional accounting and consulting expenses in 2024 compared to 2023.

Other Income. Interest income for the three and six-month periods ended June 30, 2024 was $108,000 and $217,000, respectively, compared to $54,000 and $146,000 during the same respective periods in 2023. The increase is primarily due to increased interest rate yields on corporate bonds.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2024 was $6,068,000 compared to $6,126,000 at June 30, 2023. The decreased working capital at the end of the second quarter of fiscal 2024 as compared to the end of the second quarter of fiscal 2023 was the result of increased distributions to members in 2024 compared to 2023.

The Cooperative received cash distributions from ProGold LLC totaling $3,972,000 for the six-month period ended June 30, 2024 compared $3,854,000 for the six-month period ended June 30, 2023. Increased ProGold LLC distributions are primarily related to increased lease income in 2024 compared to 2023.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit will terminate on October 16, 2024. The Cooperative intends to renew the line of credit for another two-year period. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of June 30, 2024 or December 31, 2023.

The Cooperative had no long-term debt as of June 30, 2024 and June 30, 2023 and used operating cash flows of $355,000 for the six-month period ended June 30, 2024 compared to $214,000 for the six-month period ended June 30, 2023. The increase in operating cash flows used for the six-month period ended June 30, 2024 compared to the six-month period ended June 30, 2023 is primarily due to decreased liabilities and payables in 2024 compared to 2023.

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

Significant Accounting Estimates and Policies

The Cooperative generally does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year. The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2024. The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period. The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned. The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver, or over-deliveries of, corn.

The Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Financial Statements in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Cooperative’s critical accounting estimates are discussed in Item 7, Management’sDiscussion and Analysis of Financial Conditions and Results of Operations, in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no other significant changes in the Cooperative’s significant accounting policies or critical accounting estimates since December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Cooperative is not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2024. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: August 13, 2024	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer