Form 10-Q
period 2024-09-30
Golden Growers Cooperative
filed 2024-11-12
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024
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

As of November 11, 2024 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,157	$2,097
Short-Term Investments	6,767	4,548
Other Current Assets	110	318
Total Current Assets	9,034	6,963

Long-Term Investments	836	2,788
Investment in ProGold LLC	15,817	17,073

Total Assets	$25,687	$26,824

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$2	$—
Accrued Liabilities	2,487	421
Total Current Liabilities	2,489	421

Members' Equity:
Members’ Equity	23,224	26,436
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2024 and December 31, 2023
Accumulated Other Comprehensive Loss	(26)	(33)
Total Members’ Equity	23,198	26,403

Total Liabilities and Members’ Equity	$25,687	$26,824

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
OPERATIONS
Corn Revenue	$13,446	$17,476	$47,390	$71,781
Corn Expense	(13,464)	(17,493)	(47,432)	(71,837)
Net Income from ProGold LLC	1,576	1,351	4,715	4,511
General & Administrative Expenses	(123)	(138)	(483)	(479)

Net Income from Operations	1,435	1,196	4,190	3,976

Other Income (Loss)	126	(89)	343	57

Net Income Before Income Tax	$1,561	$1,107	$4,533	$4,033

Net Income	$1,561	$1,107	$4,533	$4,033

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per
Share/Membership Unit Primary and Fully Diluted	$0.10	$0.07	$0.29	$0.26

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
COMPREHENSIVE INCOME
Net Income	$1,561	$1,107	$4,533	$4,033
Unrealized Gain (Loss) on Investments	8	192	7	(64)
Comprehensive Income	$1,569	$1,299	$4,540	$3,969

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

Total
Members'
Equity
BALANCE December 31, 2022	$27,654
Net Income	1,473
Unrealized Gain on investments	5
Distributions to Members	(2,478)
BALANCE March 31, 2023	$26,654
Net Income	1,453
Unrealized Gain on investments	6
Distributions to Members	(2,169)
BALANCE June 30, 2023	$25,944
Net Income	1,107
Unrealized Gain on investments	404
Realized Loss on investments	(212)
Distributions to Members	(2,168)
BALANCE September 30, 2023	$25,075

BALANCE December 31, 2023	$26,403
Net Income	1,476
Unrealized Loss on investments	(3)
Distributions to Members	(2,788)
BALANCE March 31, 2024	$25,088
Net Income	1,496
Unrealized Gain on investments	2
Distributions to Members	(2,479)
BALANCE June 30, 2024	$24,107
Net Income	1,561
Unrealized Gain on investments	8
Distributions to Members	(2,478)
BALANCE September 30, 2024	$23,198

See Notes to Condensed Financial Statements

     GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023

Cash Flows from Operating Activities
Net Income	$4,533	$4,033
Net (Income) from ProGold LLC	(4,715)	(4,511)
Realized loss on investments	—	240
Changes in assets and liabilities
Other Current Assets	208	191
Accrued liabilities and payables	(2)	(195)
Net Cash Provided by (Used in) Operating Activities	24	(242)

Cash Flows from Investing Activities
(Purchase) of investments	(6,048)	(2,647)
Proceeds from investments	5,788	2,436
Distribution received from ProGold LLC	5,969	5,790

Net Cash Provided by Investing Activities	5,709	5,579

Cash Flows from Financing Activities
Member distributions paid	(5,673)	(4,647)
Net Cash Used in Financing Activities	(5,673)	(4,647)

Increase (Decrease) in Cash and Cash Equivalents	60	690

Cash and Cash Equivalents, Beginning of Period	2,097	2,146

Cash and Cash Equivalents, End of Period	$2,157	$2,836

Non-Cash Financing Activity
Accrued Distributions Payable to Members	$2,168	$2,168
Unrealized Gain on Investments	7	—
Total Non-Cash Financing Activity	$2,175	$2,168

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three and nine month periods ended September 30, 2024 and 2023 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2024.

NOTE 2 – EXPENSES

The Cooperative contracts with Cargill, Incorporated (“Cargill”) in connection with the procurement of corn and other agency services for an annual fee of $60,000, which is paid by the Cooperative to Cargill in 4 quarterly installments. The agreements between Cargill and the Cooperative terminate concurrently with Cargill’s Second Amended and Restated Facility Lease, effective April 4, 2017, with ProGold Limited Liability Company (“ProGold LLC”), as amended, which terminates on December 31, 2026.

NOTE 3– PROGOLD LIMITED LIABILITY COMPANY

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

	September 30,		December 31,
(In Thousands)	2024	2023	2023

Current Assets	$213	$198	$201
Long-Term Assets	31,713	34,570	33,945
Total Assets	$31,926	$34,768	$34,146

Current Liabilities	$291	$662	$0
Long-Term Liabilities	—	—	—
Total Liabilities	$291	$662	$0

Members’ Equity	31,635	34,106	34,146

Total Liabilities and Members’ Equity	$31,926	$34,768	$34,146

Rent Revenue on Operating Lease	$11,858	$11,858	$15,810
Expenses	2,429	2,837	3,641

Net Income	$9,429	$9,021	$12,169

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands):

September 30, 2024:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$5,306	$—	$5,306
Fixed Income Funds - Available for Sale	—	713	—	713
Money Market & CD’s	—	1,588	—	1,588
	$—	$7,607	$—	$7,607

December 31, 2023:
Corporate Bonds - Held to Maturity	$—	$6,030	$—	$6,030
Fixed Income Funds - Available for Sale	—	685	—	685
Money Market & CD’s	—	601	—	601
	$—	$7,316	$—	$7,316

Maturities of corporate bonds are as follows as of September 30, 2024 (in thousands):

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$4,466	$4,481
Due in 2 to 5 years	783	786
Due in 6 to 10 years	53	39
	$5,302	$5,306

The Cooperative’s investments are as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2024:
Corporate Bonds - Held to Maturity	$5,302	$30	$(26)	$5,306
Fixed Income Funds - Available for Sale	739	—	(26)	713
Money Market & CD’s	1,588	—	—	1,588
	$7,629	$30	$(52)	$7,607

December 31, 2023:
Corporate Bonds - Held to Maturity	$6,050	$30	$(50)	$6,030
Fixed Income Funds - Available for Sale	718	—	(33)	685
Money Market & CD’s	601	—	—	601
	$7,369	$30	$(83)	$7,316

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023.

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
September 30, 2024:	Fair Value	Losses	Fair Value	Losses
Corporate Bonds - Held to Maturity	$723	$(21)	$318	$(5)
Fixed Income Funds	—	—	476	(26)
	$723	$(21)	$794	$(31)

December 31, 2023:
Corporate Bonds - Held to Maturity	$1,037	$(18)	$1,433	$(32)
Fixed Income Funds	201	(1)	484	(32)
	$1,238	$(19)	$1,917	$(64)

The Cooperative establishes an allowance for credit losses on debt securities where the fair value is less than the amortized cost basis to the extent the unrealized loss is due to credit losses. The expected credit losses are presented as loss on investments in the accompanying statement of operations. The Cooperative’s process for establishing the allowance for credit losses considers the risk characteristics of the security class. To the extent possible, losses are estimated collectively for classes of securities with similar risk characteristics. For securities that do not share similar risk characteristics with others, the losses are estimated individually. For available-for-sale debt securities, losses are estimated at the individual security level. The Cooperative’s allowance for credit losses are influenced by a variety of factors, including portfolio credit quality and general economic conditions. General economic conditions are forecasted using economic variables which will create volatility as those variables change over time. The Cooperative’s allowance for credit losses on it’s held to maturity securities and its available for sale securities was not significant as of September 30, 2024 and December 31, 2023. The Cooperative did not recognize any credit losses on its held to maturity securities and available for sale securities for the periods ended September 30, 2024 and December 31, 2023.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan – In December 2012, the Cooperative approved a change to freeze the Cooperative's defined benefit plan as of January 1, 2013. As a result, no additional benefits will accrue to participants in the plan and no new employees are eligible for the plan.

In December 2022, the Cooperative approved a resolution to terminate the plan on March 31, 2023. The process of terminating the plan included the purchase of annuities from the assets of the plan to satisfy payment of vested benefits to participants as prescribed by the Pension Benefit Guarantee Corporation’s standard termination process. As of December 31, 2022, the pension plan was funded as required by the funding standards set forth by the Employee Retirement Income Security Act (“ERISA”). In February 2024, in connection with the termination process for the Cooperative’s pension plan, an annuity was purchased using plan assets at a cost of approximately $625,000.

In May of 2024, the Cooperative received a payment for the balance of assets from the fund after the purchase of the annuity and other expenses in the amount of $37,603. In August of 2024,, the Cooperative paid an excise tax in the amount of $18,802 to the IRS when Form 5330 – Return of Excise Taxes Related to Employee Benefit Plans was filed. On August 6, 2024, the Cooperative received notice that the IRS approved the termination of the pension fund.

NOTE 6 – REVENUE RECOGNITION

The Cooperative derives revenue from two sources: operations related to the marketing of members™ corn and income derived from the Cooperative™s membership interest in ProGold LLC. The Cooperative recognizes revenue from its corn marketing operations equal to the value of the corn that is delivered to Cargill and certain purchased corn and agency fees paid by members.

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

For the nine-month periods ended September 30, 2024 and 2023, the Cooperative recognized corn revenue under ASC 606 of $47.4 million and $71.8 million, respectively. Disaggregated revenue for the nine-month periods ended September 30, 2024 and 2023 is as follows: revenue from Method A deliveries totaled $13.3 million and $21.4 million, respectively; and revenue from Method B deliveries totaled $34.1 million and $50.4 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 27, 2024, the Cooperative made distributions to its members totaling $2,788,286, or $0.18 per outstanding membership unit. On June 27, 2024, the Cooperative made distributions to its members totaling $2,478,477, or $0.16 per outstanding membership unit. At its September meeting, the Cooperative’s Board of Directors authorized a distribution to its members totaling $2,478,477, or $0.16 per outstanding membership unit, which was distributed to the Cooperative’s members on October 22, 2024.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate based in Prime minus 0.5%, which was 8.00% as of September 30, 2024. This line of credit was previously set to mature on October 16, 2024, but was extended to mature on October 16, 2026. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of September 30, 2024 or December 31, 2023.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2024 financial statements and concluded that no subsequent events have occurred that would require recognition in the September 30, 2024 financial statements.

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

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B. The Cooperative is owned by 1,456 members and is in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company ("ProGold LLC"), a Minnesota limited liability company in which the Cooperative and Cargill Incorporated ("Cargill") each own a 50% membership interest. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

Ownership in ProGold. From an income production perspective, the Cooperative’s membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing. Prior to March 1, 2022, the Cooperative and American Crystal Sugary Company (“American Crystal”) owned a 49% and 51% interest in ProGold LLC, respectively. In connection with its interest in ProGold LLC, the Cooperative has the right and obligation to deliver corn for processing at the wet-milling facility. On April 4, 2017, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018 (the "Consent Agreement"), relating to the lease of ProGold LLC’s wet-milling facility to Cargill and the Cooperative’s interest in ProGold LLC. On the same day, Cargill and American Crystal entered into an Option Agreement, effective January 1, 2018 (the "Option Agreement"), detailing the price, term and other conditions under which American Crystal granted to Cargill an exclusive option (the "Option") to purchase a 50% interest in ProGold LLC from American Crystal during the first four years of the lease. Under the Consent Agreement, the Cooperative approved and consented to the transfer of the 50% interest in ProGold LLC from American Crystal to Cargill in the event Cargill exercised its option. The Cooperative also secured the right to purchase American Crystal’s remaining 1% interest in ProGold LLC for a base price ranging from $1.3 million to $1.7 million, depending on when Cargill notified American Crystal of its intention to exercise the Option. The Cooperative would also be required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that had not been paid by Cargill to ProGold LLC through additional rent with respect to certain projects at the facility.

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

In connection with the Option exercise, the Cooperative, Cargill and ProGold LLC entered into that certain ProGold Limited Liability Company Agreement (the "Operating Agreement"), effective March 1, 2022, in order to set forth the structure, governance and operation of ProGold LLC according to certain operational principles and other guidelines described in the Consent Agreement. Beginning March 1, 2022, the Cooperative is allocated 50% of the profits and losses of ProGold LLC and is entitled to receive 50% of any cash that is distributed to ProGold LLC’s members.

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

Membership and Delivery Obligations. Any person residing in the United States can own membership units of the Cooperative ("Units") as long as that person delivers or provides for the delivery of corn for processing at the ProGold LLC facility. Ownership of Units requires members to deliver bushels of corn to the Cooperative for processing in proportion to the number of Units each member holds. Currently, 15,490,480 Units are issued and outstanding. The Cooperative’s income and losses are allocated to its members based on the volume of corn they deliver. Subject to certain limitations, as long as a member patronizes the Cooperative by delivering one (1) bushel of corn for each Unit held by the member, the member will be allocated a corresponding portion of the Cooperative’s income (or loss). In this way, the Cooperative operates on a cooperative basis.

To hold Units, a member is required to execute a Uniform Member Agreement that obligates the member to deliver corn to the Cooperative and an Annual Delivery Agreement by which each member annually elects the member’s method to deliver corn - either Method A or Method B, or a combination of both. Under Method A, a member is required to physically deliver the required bushels of corn to the Cooperative either at the facility or another location designated by the Cooperative. Under Method B, a member appoints the Cooperative as its agent to arrange for the acquisition and delivery of the required bushels of corn on the member’s behalf. The Cooperative appoints Cargill as its agent to arrange for the delivery of the corn by members who elect to deliver corn using Method A, and the Cooperative appoints Cargill as its agent to acquire corn on the Cooperative’s behalf for members who elect to deliver corn using Method B. If a member elects to deliver corn using Method B, the price per bushel the Cooperative pays to the member is equal to the price per bushel paid by Cargill to acquire the corn as its agent. Members who deliver corn under Method A are paid the market price or contracted price for their corn at the time of delivery. Members who deliver corn under Method A also receive from the Cooperative an incentive payment of $.05 per bushel on the corn that they deliver while members who elect Method B to deliver corn pay to the Cooperative a $.02 per bushel agency fee for the cost of having the Cooperative deliver corn on their behalf. The incentive payment for Method A deliveries and the agency fee for Method B deliveries are subject to annual adjustment at the sole discretion of the Cooperative’s Board of Directors. While the Cooperative is financially responsible for the various payments to the members for corn, Cargill, serving as the Cooperative’s administrative agent, issues payments to members for corn on the Cooperative’s behalf

Annually, the Cooperative notifies Cargill of the number of bushels of Method A corn to be delivered by each member who has elected to deliver corn by Method A. Once the Cooperative provides notification to Cargill of the number of bushels of corn, Cargill then confirms the amount of corn with each member and notifies that member with respect to quality specifications, allowances, deductions and premiums to be applicable to that corn. The member with a Method A corn commitment then directly contracts with Cargill for corn delivered by Method A. At the end of each month, Cargill reports the number of Method A bushels delivered and the average daily price paid for corn that Cargill purchased from members on the Cooperative’s behalf. The product of the number of bushels delivered multiplied by the average monthly market price is reported as Method A corn expense. In the event a member who has elected to deliver corn by Method A delivers to Cargill more than its delivery commitment, any corn delivered in excess of that commitment is handled as a direct sale of corn to Cargill. In the event a member who has elected to deliver corn by Method A delivers to Cargill less than its committed amount of corn, the quantity of the shortfall is then purchased and delivered by Cargill on the Cooperative’s behalf. The purchase price is equal to the average price reported for Method A corn for the final month of the year. In addition, the Method A member with a shortfall will be charged a purchased corn fee and agency fee determined by the Cooperative’s Board of Directors.

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

The Cooperative’s Fourth Amended and Restated Bylaws ("Bylaws") establish a Method A delivery pool and a Method B delivery pool. Generally, the Cooperative’s income and/or losses are allocated annually based on the percentage of bushels of corn the members elect to deliver using either Method A or Method B. Regardless of the actual percentage allocation between the members who deliver bushels of corn using Method A or Method B, the Bylaws require the Cooperative to annually allocate at least 15% of its income and/or losses to the Method A pool. The amount of the Cooperative’s income and/or losses actually allocated to the Method A pool is a percentage equal to the greater of 15% or the actual percentage of bushels of corn delivered by members using Method A.

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

For the three and nine-month periods ended September 30, 2024, the Cooperative sold approximately 3.5 and 11.8 million bushels of corn, respectively, compared to approximately 3.4 and 11.8 million bushels of corn sold during the three and nine-month periods ended September 30, 2023. For the three and nine-month periods ended September 30, 2024, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 0.7 and 3.3 million bushels of corn using Method A and 2.8 and 8.5 million bushels of corn using Method B. In the same respective periods in 2023, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 0.6 and 3.4 million bushels of corn using Method A and 2.8 and 8.4 million bushels of corn using Method B.

For the three and nine-month periods ended September 30, 2024, the Cooperative recognized corn revenue of $13,446,000 and $47,390,000, respectively, compared to $17,476,000 and $71,781,000, during the same respective periods in 2023, a decrease of 23% for the third quarter and a decrease of 34% year to date due primarily to a decrease in the price per bushel of corn sold year to date in 2024 compared to the same respective periods in 2023.

Expenses. The Cooperative recognized corn expense of $13,464,000 and $47,432,000 for the three and nine-month periods ended September 30, 2024, respectively, compared to $17,493,000 and $71,837,000 during the same respective periods in 2023, a decrease of 23% for the third quarter, and a decrease of 34% year to date due primarily to a decrease in the price per bushel of corn purchased in 2024 compared to 2023.

The Cooperative recognized expense of $15,000 and $45,000 for the three and nine-month periods ended September 30, 2024, respectively, and during the same respective periods in 2023 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and nine-month periods ended September 30, 2024 of $1,576,000 and $4,715,000, respectively, compared to $1,351,000 and $4,511,000 during the same respective periods in 2023, an increase of 17% for the third quarter and an increase of 5% year to date due primarily to timing of ProGold LLC expenses for the third quarter and an increase in ProGold’s lease revenue related to ProGold’s Seconded Amended and Restated Facility lease with Cargill, dated April 4, 2017, as amended.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and nine-month periods ended September 30, 2024 were $123,000 and $483,000, respectively, compared to $138,000 and $479,000 during the same respective periods in 2023. The decrease in administrative expenses for the nine-month period ended September 30, 2024 compared to the nine-month period ended September 30, 2023 is primarily due to timing of expenses in 2024 compared to 2023.

Other Income. Interest and investment income (loss) for the three and nine-month periods ended September 30, 2024 was $126,000 and $343,000, respectively, compared to ($89,000) and $57,000 during the same respective periods in 2023. The increase is primarily due to increased interest rate yields on corporate bonds.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2024 was $6,545,000 compared to $4,739,000 at September 30, 2023. The increased working capital at the end of the third quarter of fiscal 2024 as compared to the end of the third quarter of fiscal 2023 was the result of changes in the timing of maturities of the Cooperative’s investments.

The Cooperative received cash distributions from ProGold LLC totaling $5,970,000 for the nine-month period ended September 30, 2024 compared $5,791,000 for the nine-month period ended September 30, 2023. Increased ProGold LLC distributions are primarily related to ProGold’s increased lease with revenue in 2024 compared to 2023.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit was previously scheduled to terminate on October 16, 2024, but was extended to mature on October 16, 2026. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of September 30, 2024 or December 31, 2023.

 The Cooperative had no long-term debt as of September 30, 2024 or September 30, 2023 and generated operating cash flows of $24,000 for the nine-month period ended September 30, 2024 compared to negative cash flows of $242,000 for the nine-month period ended September 30, 2023. The increase in operating cash flows for the nine-month period ended September 30, 2024 compared to the nine-month period ended September 30, 2023 is primarily due to the timing of payments and liabilities in 2024 compared to 2023.

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

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2024. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 12, 2024	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer