Form 10-K
period 2024-12-31
Golden Growers Cooperative
filed 2025-03-18
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

__________________________________

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extension transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

__________________________________

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

__________________________________

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

__________________________________

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D -1(b). ☐

__________________________________

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

Yes ☐     No ☒

__________________________________

As of March 17, 2025, the registrant had 15,490,480 Units issued and outstanding. There is no established public market for the registrant’s Units. Although there is a limited, private market for the registrant’s Units, the registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the registrant’s Units held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements and information based upon assumptions by Golden GrowersCooperative (“we,” “us,” “our,” and the “Cooperative”), including assumptions about risks and uncertainties faced by the Cooperative. These forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “believes,”“may,”“will,” or the negative of these terms or similar verbs or expressions.Forward-looking statements in this report generally relate to: our expectations regarding our membership in ProGold Limited Liability Company (“ProGold”) and its distributions to the Cooperative, including distributions to members upon the sale of the Cooperative’s 50% interest in ProGold to Cargill Incorporated (“Cargill”); our expectations regarding our membership’s approval of the sale of the Cooperative’s 50% interest in ProGold to Cargill and subsequent dissolution of the Cooperative; our beliefs regarding the sufficiency of working capital and cash flows; our expectations regarding our continued ability to renew or obtain financing on reasonable terms when necessary; the impact of recently issued accounting pronouncements; our intentions and beliefs relating to our costs and business strategies; our expected operating and financial results; our expectations concerning our contract arrangements with members; our beliefs regarding competitive factors and our competitive strengths; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our beliefs regarding our internal controls over financial reporting; and our intentions for paying member distributions. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

This report should be read thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to: (i) the impact of the Cooperative’s joint ownership interest in ProGold following Cargill’s acquisition of a 50% interest in ProGold; (ii) the impact of Cargill’s announced plans to purchase the Cooperative’s 50% interest in ProGold following expiration of Cargill’s lease of the ProGold facility; (iii) the impact of our membership’s approval or rejection of the sale of the Cooperative’s 50% interest in ProGold to Cargill and Plan of Liquidation and Dissolution previously approved by the Board of Directors and recommended for approval by the Cooperative’s members at the 2025 Annual Member Meeting; (iv) fluctuations in the market price per bushel of corn; (v) the impact of the war in Ukraine; (vi) the effect of inflation as well as general economic conditions and the agricultural cycle on the demand for our members’ corn; (vii) our ability to retain our key employee; (viii) the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and (ix) other factors described in this report and from time to time in our other reports filed with the Securities and Exchange Commission. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Cooperative’s actual results could materially differ from those anticipated by such forward-looking statements. The Cooperative undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments. Readers should not place undue reliance on such forward-looking statements. The Cooperative qualifies all of its forward-looking statements by these cautionary statements.

PART I

Item 1. BUSINESS

General

Golden Growers Cooperative (“we,” “us,” “our,” and the “Cooperative”) is a value-added agricultural cooperative association owned by 1,462 members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing. The Cooperative was originally formed in 1994 as a North Dakota agricultural cooperative with the goal of allowing its members to receive additional value from the corn that they grow through the processing of that corn into value-added products, such as corn sweeteners. The Cooperative accomplished this purpose by forming a joint venture with American Crystal Sugar Company (“American Crystal”) that formed ProGold Limited Liability Company (“ProGold”), a Minnesota limited liability company that designed and constructed a corn wet-milling facility in Wahpeton, North Dakota to process corn into high fructose corn syrup and related co-products. The Cooperative’s membership in ProGold LLC includes a right and obligation for the Cooperative to deliver corn to the ProGold facility for processing. The Cooperative’s members deliver corn to the ProGold facility on the Cooperative’s behalf to meet this delivery obligation.

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

Ownership in ProGold

Prior to March 1, 2022, the Cooperative and American Crystal owned a 49% interest and 51% in ProGold, respectively. On April 4, 2017, ProGold and Cargill entered into a Second Amended and Restated Facility Lease (the “Facility Lease”), which commenced on January 1, 2018 and continued through December 31, 2022. On the same day, the Cooperative, Cargill, and American Crystal entered into a Consent Agreement, effective on January 1, 2018 (the “Consent Agreement”), relating to the Facility Lease and the Cooperative’s interest in ProGold, and Cargill and American Crystal entered into an Option Agreement, effective on January 1, 2018 (the “Option Agreement”), detailing the price, term and other conditions under which American Crystal granted to Cargill an exclusive option (the “Option”) to purchase a 50% interest in ProGold from American Crystal during the first four years of the Facility Lease. Under the Consent Agreement, the Cooperative approved and consented to the transfer of the 50% interest in ProGold from American Crystal to Cargill in the event Cargill exercised its option. The Cooperative also secured the right to purchase American Crystal’s remaining 1% interest in ProGold for a base price ranging from $1.7 million to $1.3 million, depending on the timing of Cargill’s notification to American Crystal of its intention to exercise its option. TheCooperative was also required to pay to American Crystal a capital adjustment in an amount equal to 1% of the portion of costs that had not been paid by Cargill to ProGold through additional rent with respect to certain projects at the facility.

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

In the event any Cargill Competitor (as defined in the Operating Agreement) acquires an equity interest in the Cooperative, Cargill will have a sixty-day option to purchase all of the membership interest in ProGold held by the Cooperative for a purchase price of $81 million plus 50% of the remaining lease payments due under the Facility Lease through the closing date of such sale. Further, if a Triggering Event (as defined in the Operating Agreement) occurs on or before December 31, 2026, the Cooperative and Cargill will expeditiously and in good faith work together to finalize a joint venture agreement for the structure, governance and operation of ProGold according to certain operating principles and other guideline terms. If a joint venture agreement is agreed to, the Cooperative will reimburse Cargill for 50% of the undepreciated capital expense associated with approved projects. If a Triggering Event does not occur on or before December 31, 2026, or if a Triggering Event does occur, but the Cooperative and Cargill are unable to agree on terms for a joint venture agreement within four months of the Triggering Event, then Cargill agrees to purchase the  Cooperative’s 50% interest in ProGold for $81 million and half of any remaining lease payments due through December 31, 2026. On December 20, 2024, the Cooperative and Cargill issued a joint press release announcing that, due to the economic environment of the past three years, a long term joint venture agreement would not be possible, and Cargill will purchase the Cooperative’s 50% interest in ProGold within 30 days following expiration of the Facility Lease pursuant to the terms of the Operating Agreement. Please refer to the Current Report on Form 8-K filed by the Cooperative on December 23, 2024 for more information regarding the press release. In January 2025, the Cooperative’s Board of Directors approved a resolution to submit to the members for their approval at the 2025 Annual Member Meeting a Plan of Liquidation and Dissolution of the Cooperative providing (i) for approval of the sale of the Cooperative’s 50% interest in ProGold pursuant to the terms of the Operating Agreement and distribution of the proceeds of such sale, along with all other assets of the Cooperative, to the members; and (ii) granting the Board of Directors authority to negotiate, execute and file all agreements, documents or instruments necessary to effect such liquidation and dissolution of Golden Growers Cooperative. Please refer to the Current Report on Form 8-K filed by the Cooperative on February 5, 2025 for more information regarding the Board’s approval of the resolution.

ProGold Facility Lease

Effective March 1, 2022, ProGold and Cargill entered into that certain First Amendment to Second Amended and Restated Facility Lease, extending the term of the Facility Lease through December 31, 2026. Under the terms of the amended Facility Lease, Cargill paid ProGold an annual lease payment of $15.5 million in 2023, $16 million in 2024, and will continue to pay an annual lease payment of $16 million in 2025 and 2026. Cargill also agreed to pay the Cooperative $1.29 million at closing as an early buyout of previously committed and deployed capital projects.

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

In exchange for the services set forth above with respect to handling our member’s delivery of corn to the wet-milling facility, we paid Cargill an annual fee of $60,000 in 2023 and an annual fee of $60,000 in 2024. This fee was paid in quarterly installments. In addition, we also pay Cargill a per-bushel fee if a Method A member fails to deliver corn. This amount was $3,000 for members who did not complete deliveries in 2023 and $400 for members who did not complete deliveries in 2024. This amount is in addition to any reimbursement we are required to pay Cargill for a Method A member’s failure to deliver. All of our agreements with Cargill terminate at the expiration of the Facility Lease between Cargill and ProGold.

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

For fiscal year 2024, our members delivered 27% of the bushels of corn by Method A and 73% of the bushels of corn by Method B. For fiscal year 2023, members delivered 28% of the bushels by Method A and 72% of the bushels of corn by Method B. Income and/or losses and any cash distributions being allocated to the Method A pool were 27% in fiscal year 2024 and 28% in fiscal year 2023.

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

Employees

As of December 31, 2024, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer.

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

The Cooperative’s Board of Directors contracts with a Managed Security Service Provider. Our Managed Security Service Provider services include: (i) managed IT services, consisting of timely software installation and updates, data backup and recovery, and system monitoring and reporting; and (ii) cyber security services, consisting of firewall management, intrusion detection and prevention, malware and virus protection, security audits and vulnerability assessments, security incident response, and employee awareness training. In addition, our Managed Security Service Provider conducts risk assessments and provides recommendations to the Executive Vice President and the Board of Directors, provides threat containment and mitigation services, assists the Cooperative with cybersecurity compliance, and would coordinate with insurance carriers and law enforcement in the event of a cybersecurity incident.

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

During 2024, the Cooperative did not experience any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Cooperative, including its business strategy, results of operations, or financial condition.

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

Holders

As of the date hereof, there are 1,456 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains. Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members. The Cooperative may make cash distributions at such time and in such amounts as determined from time to time by our Board of Directors in its sole discretion; provided that we must annually, on or before March 1 of each year, make a cash distribution to our then current members equal to at least thirty percent (30%) of the income allocated to members for the prior year. Any such cash distributions shall be made in a uniform and equitable basis among the members within a particular allocation pool on the basis of patronage. Such cash distributions will be reduced by any tax withholding payments that are made on the member’s behalf. For the fiscal year ended December 31, 2023, the Cooperative made aggregate cash distributions to members of $6,816,000. For the fiscal year ended December 31, 2024, the Cooperative made aggregate cash distributions to members of $7,745,000. For more information regarding factors considered by the Board of Directors in determining the amount of cash distributions, see the section entitled “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance under Equity Compensation Plans

The Cooperative currently has no equity compensation plan.

Purchases of Equity Securities by Golden Growers Cooperative

None.

Recent Sales of Unregistered Securities

None.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Cooperative’s financial statements, the notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Such statements are based on assumptions by the Cooperative’s management as of the date of this report and are subject to risks and uncertainties, as discussed in the section entitled “Forward Looking Statements.” Readers should not place undue reliance on such forward-looking statements. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a comparative discussion of our financial results for the fiscal year ended December 31, 2023 as compared with the fiscal year ended December 31, 2022.

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

The Cooperative sold approximately 15.5 million bushels of corn on behalf of its members in each of fiscal 2023 and 2024. The Cooperative recognized corn revenue of $61,998,000 in fiscal 2024 as compared to $88,019,000 in fiscal 2023, a decrease of 29.6% due primarily to a decrease in the price of corn sold. The Cooperative recognized corn expense of $62,033,000 in fiscal 2024 and $88,278,000 in fiscal 2023, a decrease of 29.7% due primarily to a decrease in the price of corn purchased.

In fiscal 2024, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,123,000 bushels of corn using Method A and 11,367,000 bushels of corn using Method B. In fiscal 2023, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,262,000 bushels of corn using Method A and 11,228,000 bushels of corn using Method B. In fiscal year 2024, the Cooperative recognized incentive fee expense of $206,000 and agency fee income of $231,000 for the period. In fiscal year 2023, the Cooperative recognized incentive fee expense of $426,000 and agency fee income of $225,000. Additionally, the Cooperative paid Cargill $60,000 in fiscal 2024 and $63,000 in fiscal 2023 for services as our agent in connection with the Cooperative’s corn marketing operation.

The Cooperative derived $6,240,000 of income from ProGold in fiscal year 2024, an increase of $156,000 or 2.6% as compared to $6,084,000 of income in fiscal 2023. The increase in income received from ProGold was due primarily to an increase in lease revenue in 2024 compared to 2023.

General and Administrative Expenses

The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our Board of Directors. The general and administrative expenses for fiscal 2024 were $608,000, a decrease of $7,000 or 1% as compared to fiscal 2023. The decrease was due primarily to reduced general administrative costs.

Other Income

Other income for the fiscal year ended December 31, 2024, was $444,000 compared to $121,000 for the fiscal year ended December 31, 2023. The increase was due primarily to increased investment income. Realized gain(loss) on investments for the fiscal year ended December 31, 2024, was $0 as compared to ($266,000) for the same respective period in 2023.

Liquidity and Capital Resources

The Cooperative’s working capital was $8,729,000 at December 31, 2024 and $6,542,000 at December 31, 2023. The increased working capital in 2024 as compared to 2023 was primarily a result of timing of maturities of certain investment securities in 2024 compared to 2023.

The Cooperative received cash distributions from ProGold totaling $7,725,000 in fiscal 2024 and $7,344,000 in fiscal 2023. Increased ProGold LLC distributions in 2024 are related to increased lease revenue in 2024 compared to 2023. The Cooperative paid cash distributions to its members totaling $7,745,000 in fiscal 2024 and $6,816,000 in fiscal 2023.

In fiscal 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2026. The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank. There was no outstanding balance as of December 31, 2024.

The Cooperative had no long-term debt as of December 31, 2024 and December 31, 2023.

The Cooperative used operating cash flows of $396,000 for the fiscal year ended December 31, 2024 and $281,000 for the fiscal year ended December 31, 2023. The increased use of operating cash flows in 2024 compared to 2023 is primarily due to increased payments of accrued liabilities and payables.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12 months.

If approved by the Cooperative’s members at the 2025 Annual Member Meeting, the Cooperative will implement the Plan of Liquidation and Dissolution as presented to the members. The Plan of Liquidation and Dissolution requires the Cooperative to fulfill its contractual obligations to Cargill and ProGold through December 31, 2026 and to take all actions necessary to complete the sale of the Cooperative’s 50% membership interest in ProGold to Cargill pursuant to the terms of the ProGold Operating Agreement and to otherwise wind up the business. Following completion of the membership interest sale transaction (to be completed within 30 days following December 31, 2026 per the terms of the ProGold Operating Agreement), the Plan of Liquidation and Dissolution requires the Cooperative’s Board of Directors to establish a reasonable reserve for the payment of debts and credits, to allocate and distribute the remaining sale transaction proceeds and Cooperative assets to the members in accordance with the Bylaws, to pay all debts and credits, and finally to allocate and distribute the residue of the reserve following the payment of debts and credits.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Cooperative’s financial statements for fiscal year ended December 31, 2023 were audited by Widmer Roel, P.C. The Cooperative’s financial statements for fiscal year ended December 31, 2024 have been audited to the extent indicated in this report by Haynie and Company, Inc., an independent registered public accounting firm. The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2024, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) and concluded that the Cooperative maintained effective internal control over financial reporting as of December 31, 2024 based on these criteria.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Cooperative’s Board of Directors consists of nine directors, including two District Directors from each of three geographic districts, North, Central and South, and three directors serving as Directors-at-Large. District Directors must belong to the district they represent and be elected by a majority of the members from their geographic district voting in an election for that purpose. Directors-at-Large may come from any district, but must be elected by a majority of all members voting in an election for that purpose. Except as further described herein, directors are elected to serve three-year terms. A director cannot serve more than four consecutive full three-year terms on the Board. An individual who previously served four consecutive three-year terms may be elected to the Board of Directors again if they have not served for at least one year.

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

The name, age, position, district and term details of each of the directors and the Cooperative’s Named Executive Officer are as follows:

			Director
Name and Position	Age	District	Since	Term Expires
Brett Johnson (Chairperson)	57	Central	2013	2025
Nicolas Pyle (Vice-Chairperson)	45	Central	2023	2026
Blane Benedict (Director)	64	North	2022	2027
Richard Bot (Director)	70	South	2017	2026
Mark Harless (Director)	68	At Large	2024	2027
Matthew Hasbargen (Secretary)	53	At Large	2013	2025
Brady Koehl (Director)	31	At Large	2022	2026
David Kragnes (Director)	72	North	2023	2025
Larry Vipond (Director)	73	South	2015	2027

Executive Officer
Scott Stofferahn	67		—	—

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

Mark L. Harless. Mr. Harless was elected a director in March 2024. Previously, he served as a director from 2011 through 2023. He previously served as Chairperson from March 2013 to March 2023 and as First Vice Chairperson from March 2013 to March 2015. Mr. Harless has farmed near Moorhead, Minnesota, since 1985. Mr. Harless serves as President of the Lee Bean and Seed, Inc., an edible bean elevator located in Borup, Minnesota, where he has been employed since 1985. Mr. Harless received his Bachelor of Arts degree in Communications from Concordia College.

Matt Hasbargen. Mr. Hasbargen has been a director since March 2013, Secretary since March 2015, and Chairperson of the Strategic Planning Committee since March 2020. He farms near Breckenridge, Minnesota with his father and brother. In the winter months he works for AgCountry Farm Credit Services as a Senior Insurance Specialist, Trainer. Prior to returning home to farm in 1999, Mr. Hasbargen worked for Minnesota Life in St. Paul, Minnesota where he managed life insurance accounts for Farm Credit districts throughout the United States. Mr. Hasbargen currently serves as a Director for the Minn-Dak Farmers Cooperative. Mr. Hasbargen holds an Economics degree from Concordia College. Mr. Hasbargen has reached the term limitation for serving on the Cooperative’s Board of Directors and, therefore, is not eligible to stand for reelection at the Cooperative’s 2025 Annual Member Meeting. The Cooperative thanks Mr. Hasbargen for his years of service.

Brett Johnson. Mr. Johnson has been a director since March 2013 and serves as Chairperson since March 2023. Mr. Johnson previously served as 1st Vice Chairperson and Finance and Audit Committee Vice Chairperson from March 2022 to March 2023. He farms in partnership with his brother near Mooreton, ND where they raise corn, soybeans, and sunflowers. Mr. Johnson previously served twenty one years as a Township Officer, twelve years on the Wyndmere, ND School Board, and six years on the North Dakota Soybean Council. He holds a Bachelor of Science degree in Agricultural Economics from North Dakota State University. Mr. Johnson has reached the term limitation for serving on the Cooperative’s Board of Directors and, therefore, is not eligible to stand for reelection at the Cooperative’s 2024 Annual Member Meeting. The Cooperative thanks Mr. Johnson for his years of service.

Brady Koehl. Mr. Koehl was elected as a director in March 2022 and serves as Chair of the Finance and Audit Committee as of March 2023. Mr. Koehl is the controller at CR Koehl and Son’s, his family’s farming operation located in Hancock, MN. Mr. Koehl received a Bachelor of Science Degree in Accounting with minors in Ag Business Management and Economics in from Southwest Minnesota State University. Prior to joining CR Koehl, Mr. Koehl was employed as a public accountant with Conway, Deuth & Schmiesing, PLLP.

David Kragnes. Mr. Kragnes has been a director since March 2023 and serves as Second Vice Chairperson. Mr. Kragnes lives near Felton MN where he has farmed from 1972 through 2021. He studied Ag Engineering at NDSU. Mr. Kragnes served as a board member on the Red River and American Sugarbeet Growers Associations, American Crystal Sugar board, where he served as Chairman, United Sugars Corporation, Midwest Agri Commodities, and the CoBank Board, Farm Credit Council Board, and the advisory committee for NDSU’s Quentin Burdick Center for Cooperatives. The National Council of Farmer Cooperatives recognized him as Director of the year in 2007. Mr. Kragnes is seeking reelection in the Cooperative’s 2025 Annual Election.

Nicolas A. Pyle. Mr. Pyle was elected a director in March 2023 and serves as First Vice Chairperson. Previously, he served as a director from 2010 through 2022. He previously served as Secretary from March 2013 to March 2015, as First Vice Chairperson from March 2015 to March 2022, and Chaired the Audit Committee from March 2015 to March 2022. He has been farming since 2002 near Casselton, North Dakota. Mr. Pyle serves as a director of McIntyre-Pyle, Inc. Mr. Pyle is President and serves as a director of Unity Seed Company, a member of Global Soy Genetics LLC and Director of McIntyre Farms Partnership. Mr. Pyle holds a Bachelor of Science in Business degree in finance from the University of Minnesota Carlson School of Management.

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

Scott Stofferahn. Mr. Stofferahn was elected Executive Vice President, Chief Executive Officer and Chief Financial Officer of the Cooperative effective October 15, 2012. Starting in March 2001, Mr. Stofferahn worked as State Director and agricultural policy advisor for North Dakota Senator Kent Conrad. Prior to that, he was the State Executive Director for the North Dakota Farm Service Agency from 1993 to 2001. Mr. Stofferahn has extensive public service experience including serving in the North Dakota State House of Representatives from 1982 to 1992. Mr. Stofferahn received his Bachelor of Science Degree from North Dakota State University.

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

During fiscal year 2024, the members of the Audit Committee were Brady Koehl, Chair, Richard Bot, Mark Harless, David Kragnes, Nicolas Pyle, and Brett Johnson. The Board of Directors of the Cooperative has determined that Mr. Koehl is an “audit committee financial expert” as defined by the Securities and Exchange Commission. See Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE regarding Mr. Koehl’s independence.

Report of the Audit Committee

The Audit Committee has reviewed and discussed with management and Haynie and Company our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Audit Committee also discussed with Haynie and Company the matters required to be discussed pursuant to PCAOB AS 1301, which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Haynie and Company required by the applicable requirements of the Public Company Accounting Oversight Board regarding Haynie and Company’s communications with the Audit Committee concerning its independence from the Cooperative and has discussed with Haynie and Company its independence from the Cooperative.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024 for filing with the Securities and Exchange Commission.

Audit Committee

Brady Koehl, Chair
Richard Bot
Mark Harless
David Kragnes
Nicolas Pyle
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

Deferred Compensation Agreement

The Cooperative has not adopted any bonus, profit sharing, or deferred compensation plans other than a pension plan for which accruals were frozen as of January 1, 2013 and under which two former employees received benefits. In December 2022, the Cooperative approved a resolution to terminate the pension plan on March 31, 2023. The pension plan termination was concluded in August 2024.

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

Summary Executive Compensation Table

The following table sets forth, for the last two calendar years, the dollar value of all compensation awarded to, earned by or paid to Mr. Stofferahn.

			All O ther
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($)
Scott Stofferahn, Executive Vice President**	2024	199,575	40,722	240,297
	2023	192,335	43,223	235,558

_______________________
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

The following table sets forth for the year ending December 31, 2024 the dollar value of all cash and non-cash compensation paid to individuals serving as directors of the Cooperative during fiscal year 2024.

	Fees
	Earned or
	Paid in
Name	Cash	Total
Blane Benedict	$3,550	$3,550
Richard Bot	$4,300	$4,300
Mark Harless	$3,400	$3,400
Matt Hasbargen	$3,650	$3,650
Scott Jetvig *	$1,300	$1,300
Brett Johnson	$7,450	$7,450
Brady Koehl	$4,600	$4,600
David Kragnes	$4,500	$4,500
Nicolas A. Pyle	$4,300	$4,300
Larry Vipond	$3,850	$3,850

* Scott Jetvig retired effective after the 2024 Annual Member Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 17, 2025 the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Scott Stofferahn, our Executive Vice President (our Named Executive Officer) and (3) all of our Directors and the Named Executive Officer as a group. The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,456 members. Each member of the Cooperative is allowed to cast one vote at any meeting of the members, regardless of the number of Units actually held by that member. Some of our directors hold their Units through more than one entity which allows those directors to cast a vote for each one of those members. The address of each director and our Named Executive Officer is 1002 Main Avenue W, Suite 5, West Fargo, ND 58078.

	Amount and Nature of
	Beneficial Ownership
			Number of
	Number of		Membership	Percentage
Name of Beneficial Owner	Units (1)		Votes(2)	of Class
Benedict, Blane	40,000		1	0.26%
Bot, Richard	204,700	(3)	1	1.32%
Mark Harless	58,000		1	0.37%
Hasbargen, Matt	8,000	(4)	1	0.05%
Johnson, Brett	25,000		1	0.16%
Koehl, Brady	9,000	(5)	2	0.06%
Kragnes, David	94,500	(6)	1	0.61%
Pyle, Nicolas	60,000	(7)	3	0.39%
Vipond, Larry	21,800		1	0.14%
Stofferahn, Scott	28,160	(8)	—	0.18%

All directors and executive officers as a group (10 people)	549,160			3.55%

_______________________________

(1)	Membership interests are measured Units which equal the holder’s proportionate financial right but not a governance right.
(2)	Voting rights are based on one member one vote. Each person or entity that holds units is a member for voting purposes. Some officers and directors own their units through multiple entities resulting in multiple membership votes.
(3)	Includes 102,350 Units owned directly by Mr. Bot’s Revocable Living Trust and 102,350 Units owned by Mr. Bot’s spouse’s Revocable Living Trust.
(4)	Includes 8,000 Units owned by Matthew Hasbargen Farm LLC of which Mr. Hasbargen is President.
(5)	Includes 4,000 Units held by Mr. Koehl and 5,000 Units owned by FTW LLP of which Mr. Koehl is a 2.3% owner.
(6)	Includes 85,500 Units owned directly and 9,000 Units owned by Mr. Kragnes' spouse.
(7)	Includes 10,000 Units owned directly, 40,000 Units owned by McIntyre Farms of which Mr. Pyle is a 25% owner, and 10,000 Units owned by HarMar LLC of which Mr. Pyle is a 33% owner.
(8)	Includes indirect interest in 28,160 Units owned by Mr. Stofferahn’s spouse.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services. For 2023, audit and other related fees were rendered by Widmer Roel for the audits of the Cooperative’s annual financial statements for the year ended December, 31, 2023. For 2024, audit and other related fees were rendered by Haynie and Company for the audit of the Cooperative’s annual financial statements for the year ended December 31, 2024.

	2024	2023
Audit Fees	$62,436	$59,798
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$62,436	$59,798

Audit Fees. For fiscal year 2023, the Audit Fees set forth above include the aggregate fees billed by Widmer Roel to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q. For fiscal year 2024, the Audit Fees set forth above include the aggregate fees billed by Haynie and Company to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q.

Audit-Related Fees. No additional Audit-Related Fees were billed by Widmer Roel or Haynie and Company to the Cooperative for assurance and related services provided by Widmer Roel or Haynie and Company related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2024 and 2023.

Tax Fees. No Tax Fees were billed by Widmer Roel or Haynie and Company to the Cooperative for professional services rendered by Widmer Roel or Haynie and Company for tax compliance, tax advice and tax planning for fiscal 2024 and 2023.

All Other Fees. No Other Fees were billed by Widmer Roel or Haynie and Company to the Cooperative for professional services provided by Widmer Roel or Haynie and Company to the Cooperative for fiscal 2024 and 2023.

The Cooperative’s Audit Committee pre-approves all professional services provided by Haynie and Company to the Cooperative. The Audit Committee approved all of the services and the fees billed for such services to the Cooperative. The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant. None of the hours expended on the audit of the 2024 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Haynie and Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm.
Balance Sheets as of December 31, 2024 and 2023.
.		Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022.
Statements of Changes in Members’ Equity for the Years Ended December 31, 2024, 2023 and 2022.
Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022.
Notes to the Financial Statements.

	2.	Financial Statement Schedules

Not applicable.

	3.	Exhibits.
Exhibit No.	Exhibit Description

2.1	Articles of Merger of Golden Growers Cooperative and Golden Growers Cooperative is incorporated by reference to Exhibit 2.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

2.2	Certificate of Conversion of Golden Growers Cooperative is incorporated by reference to Exhibit 2.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.1	Amended and Restated Articles of Organization of Golden Growers Cooperative is incorporated by reference to Exhibit 3.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.2	Amended and Restated Bylaws of Golden Growers Cooperative dated September 1, 2009 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.3	Second Amended and Restated Bylaws of Golden Growers Cooperative dated March 28, 2020 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed April 2, 2020.

3.4	Third Amended and Restated Bylaws of Golden Growers Cooperative dated March 24, 2022 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed March 30, 2022.

3.5	Fourth Amended and Restated Bylaws of Golden Growers Cooperative dated March 23, 2023 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed March 29, 2023.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 – filed herewith.

10.1	Form of Uniform Member Agreement is incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.2	Form of Annual Delivery Agreement is incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.3	ProGold Limited Liability Company Amended and Restated Member Control Agreement between Golden Growers Cooperative and American Crystal Sugar Company dated September 1, 2009 is incorporated by reference to Exhibit 10.4 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

Exhibit No.	Exhibit Description

10.4	Operating Agreement of ProGold Limited Liability Company is incorporated by reference to Exhibit 10.5 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.5	Amendment to ProGold Limited Liability Company Member Control Agreement between Golden Growers Cooperative and American Crystal Sugar Company dated April 4, 2017 is incorporated by reference to Exhibit 10.7 from the Cooperative’s Form 10-Q filed May 12, 2017.

10.6	Second Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.6 from the Cooperative’s Form 10-K filed March 9, 2018.

10.7	Second Amended and Restated Corn Supply Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.7 from the Cooperative’s Form 10-K filed March 9, 2018.

10.8	Consent Agreement among Golden Growers Cooperative, Cargill Incorporated, and American Crystal Sugar Company dated April 4, 2017 is incorporated by reference to Exhibit 10.1 from the Cooperative’s Current Report on Form 8-K filed April 10, 2017.

24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the period ended December 31, 2022 is incorporated by reference to Exhibit 99.2 from the Cooperative’s Form 10- K filed March 8, 2023.

99.2	Audited Financial Statements of ProGold Limited Liability Company for the year ended December 31, 2023 is incorporated by reference to Exhibit 99.3 from the Cooperative’s Form 10- K filed March 15, 2024.

99.3	Audited Financial Statements of ProGold Limited Liability Company for the year ended December 31, 2024 – filed herewith.

101	The following materials from this report, formatted in iXBRL (Inline Extensible Business Reporting Language) , are filed herewith: (i) Balance Sheets at December 31, 2024 and December 31, 2023; (ii) Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022; (iv) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (v) Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2025.

GOLDEN GROWERS COOPERATIVE

By:	/S/ Scott Stofferahn
Scott Stofferahn
Dated: March 18, 2025

Power of Attorney

Each person whose signature appears below appoints Scott Stofferahn as their true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, to perform all acts and execution of all documents which such attorney and agent may deem necessary or desirable to enable Golden Growers Cooperative to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with filing with the Commission the Annual Report on Form 10-K of Golden Growers Cooperative for the fiscal year ended December 31, 2024 and any and all amendments and exhibits thereto, and other documents in connection therewith, including specifically, but without limiting the generality of the foregoing, power and authority to sign the names of the undersigned to the Form 10-K and to any instruments and documents filed as part of or in connection with the Form 10-K or any amendments thereto; and the undersigned hereby ratify and confirm all actions taken and documents signed by said attorney and agent as provided herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of March 18, 2025.

/S/ Brett Johnson	/S/ Nicolas Pyle
Brett Johnson (Chairperson)	Nicolas Pyle (Vice Chairperson)

/S/ Blane Benedict	/S/ Richard Bot
Blane Benedict (Director)	Richard Bot (Director)

/S/ Mark Harless	/S/ Matthew Hasbargen
Mark Hasbargen (Director)	Matthew Hasbargen (Director, Secretary)

/S/ Brady Koehl	/S/ David Kragnes
Brady Koehl (Director)	David Kragnes (Director)

/S/ Larry Vipond
Larry Vipond (Director, Treasurer)

/S/ Scott Stofferahn
Scott Stofferahn (principal executive,
financial and accounting officer)

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors, and Members
Golden Growers Cooperative
West Fargo, North Dakota

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Golden Growers Cooperation (the Company) as of December 31, 2024, and the related statements of operations, comprehensive income, changes in members’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company’s balance sheet as of December 31, 2023 and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for each of the two years in the period ended December 31, 2023 were audited by other auditors whose report dated March 12, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

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

/s/ Haynie & Company

Salt Lake City,

UT March 18, 2025

We have served as the Company’s auditor since 2024.

GOLDEN GROWERS COOPERATIVE

     BALANCE SHEETS
DECEMBER 31, 2024 AND 2023

(Dollars In Thousands)

	December 31,

ASSETS	2024	2023
Current Assets:
Cash and Cash Equivalents	$1,307	$2,097
Short-Term Investments	7,328	4,548
Other Current Assets	298	318
Total Current Assets	8,933	6,963

Long-Term Investments	379	2,788
Investment in ProGold LLC	15,588	17,073

Total Assets	$24,900	$26,824

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts Payable	$—	$—
Accrued Liabilities	204	421
Total Current Liabilities	204	421

Commitments and contingencies (Note 8)

Members' Equity:
Members’ Equity Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of December 31, 2024 and December 31, 2023	24,732	26,436

Accumulated Other Comprehensive Loss	(36)	(33)
Total Members’ Equity	24,696	26,403

Total Liabilities and Members’ Equity	$24,900	$26,824

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2024	2023	2022
OPERATIONS
Corn Revenue	$61,998	$88,019	$107,409
Corn Expense	(62,033)	(88,278)	(107,451)
Net Income from ProGold LLC	6,240	6,084	6,751
General & Administrative Expenses	(608)	(615)	(537)

Net Income from Operations	5,597	5,210	6,172

Other Income	444	121	508

Net Income	$6,041	$5,331	$6,680

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.39	$0.34	$0.43

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2024	2023	2022
COMPREHENSIVE INCOME
Net Income	$6,041	$5,331	$6,680
Unrealized gain (loss) on investments	(3)	234	(267)

Comprehensive Income	$6,038	$5,565	$6,413

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(Dollars In Thousands)

Total
Members’
Equity
BALANCE December 31, 2021	$27,747
Net income	6,680
Member distributions	(6,506)
Unrealized loss on investments	(267)

BALANCE December 31, 2022	$27,654
Net income	5,331
Member distributions	(6,816)
Unrealized gain on investments	234

BALANCE December 31, 2023	$26,403
Net income	6,041
Member distributions	(7,745)
Unrealized loss on investments	(3)

BALANCE December 31, 2024	$24,696

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(Dollars In Thousands)

	December 31,	December 31,	December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net Income	$6,041	$5,331	$6,680
Net (Income) from ProGold LLC	(6,240)	(6,084)	(6,751)
Realized (Gain) Loss - Investments	—	266	(286)
Changes in assets and liabilities
Other Current Assets	20	(10)	(53)
Accrued liabilities and payables	(217)	216	—
Net Cash Used in Operating Activities	(396)	(281)	(410)

Cash Flows from Investing Activities
(Purchase) of investments	(8,802)	(2,312)	(2,039)
Proceeds from investments	8,428	2,016	—
Investment in ProGold LLC	—	—	(89)
Distribution received from ProGold LLC	7,725	7,344	9,595

Net Cash Provided in Investing Activities	7,351	7,048	7,467

Cash Flows from Financing Activities
Member distributions paid	(7,745)	(6,816)	(6,506)
Net Cash Used by Financing Activities	(7,745)	(6,816)	(6,506)

Increase (Decrease) in Cash and Cash Equivalents	(790)	(49)	551

Cash and Cash Equivalents, Beginning of Year	2,097	2,146	1,595

Cash and Cash Equivalents, End of Year	$1,307	$2,097	$2,146

Supplemental Schedule of Non-Cash Financing and Investing Activity

Unrealized Gain (Loss) on Investments	$(3)	$234	$(267)

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

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
DECEMBER 31, 2024, 2023 AND 2022

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies:

Receivables - The Cooperative charges members an agency fee in connection with corn procurement services provided to the members. The Cooperative has tracked historical loss information for its member receivables and has compiled historical credit loss percentages for different aging categories. The Cooperative’s member receivables are included in Other Current Assets in the accompanying balance sheets and totaled $224,000 as of December 31, 2024, $220,000 as of December 31, 2023 and $224,000 as of December 31, 2022.

The Cooperative believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for member receivables held at December 31, 2024 and 2023 because the composition of the member receivables at those dates are consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its members and its lending practices have not changed significantly over time). Additionally, the Cooperative has determined that the current and reasonable and supportable forecasted economic conditions are consistent with the economic conditions included in the historical information. As a result, the historical loss rates have not been adjusted for differences in current conditions or forecasted changes. Accordingly, there was no allowance for credit losses at December 31, 2024 and 2023.

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

The Cooperative establishes an allowance for credit losses on debt securities where the fair value is less than the amortized cost basis to the extent the unrealized loss is due to credit losses. The expected credit losses are presented as loss on investments in the accompanying statement of operations. The Cooperative’s process for establishing the allowance for credit losses considers the risk characteristics of the security class. To the extent possible, losses are estimated collectively for classes of securities with similar risk characteristics. For securities that do not share similar risk characteristics with others, the losses are estimated individually. For available-for-sale debt securities, losses are estimated at the individual security level. The Cooperative’s allowance for credit losses are influenced by a variety of factors, including portfolio credit quality and general economic conditions. General economic conditions are forecasted using economic variables which will create volatility as those variables change over time. The Cooperative’s allowance for credit losses on it’s held to maturity securities and its available for sale securities was not significant as of December 31, 2024 and 2023. The Cooperative did not recognize any credit losses on it’s held to maturity securities and available for sale securities for the years ended December 31, 2024 and 2023.

Cash and Cash Equivalents — The Cooperative considers all demand accounts and overnight sweep accounts to be cash equivalents. Cash equivalents do not include money market accounts maintained by the Cooperative’s investment managers. Cash equivalents do not include any investment with a stated maturity date, regardless of the term to maturity.

Income Taxes –Golden Growers Cooperative is taxed as a limited liability company under Subchapter K of the Internal Revenue Code. As such, the Cooperative is generally not subject to income taxes. Instead, net income is reported by its members who will be responsible for any income taxes which may be due. The Cooperative’s net financial basis in its assets and liabilities exceeded its tax basis by approximately $5.3 million and $6.1 million as of December 31, 2024 and 2023, respectively.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

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

In fiscal year 2024, the Cooperative paid members who deliver corn under Method A an incentive payment of $.05 per bushel while members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel fee for the cost of having the Cooperative deliver corn on their behalf. For fiscal year 2025, the Cooperative will pay a $.05 per bushel Method A incentive payment and assess a $.02 Method B fee. The board has the discretion to change the incentive fees based on the Cooperative’s corn delivery needs. The delivery fees are a component of Corn Expense.

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

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits. At December 31, 2024, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $1.1 million.

Fair Value Measurements - The Cooperative has determined the fair value of certain assets and liabilities in accordance with the provisions of Accounting Standards Codification (“ASC”) 820-10, which provides a framework for measuring fair value under generally accepted accounting principles.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

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

NOTE 3 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Beginning in 2024 annual reporting, the Cooperative adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) that was issued by the Financial Accounting Standards Board (FASB). This new standard requires an enhanced disclosure of significant segment expenses on an annual basis. Upon adoption, the guidance was applied retrospectively to all prior periods presented in the financial statements.

Operating Segments and Related Disclosures

The Cooperative is managed as a single reportable operating segment, which markets members’ corn for processing at ProGold LLC’s corn wet-milling plant, and derives income from its investment in ProGold LLC. The single segment information aligns with how the Cooperative’s Chief Operating Decision Maker (“CODM”) reviews and manages the Cooperative’s business. The Cooperative’s CODM is the Executive Vice President.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at the entity level. The CODM assesses performance for the segment and decides how to better allocate resources based on net income that is reported on the Statements of Operations. The Cooperative’s objective in making resource allocation decisions is to optimize the financial results. The accounting policies of the Cooperative’s single segment are the same as those described in the summary of significant accounting policies herein.

For single reportable segment-level financial information, total assets, and significant non-cash transactions, see Financial Statements.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

NOTE 4 — PROGOLD LIMITED LIABILITY COMPANY

For the first two months of 2022, the Cooperative had a 49% ownership interest in ProGold LLC. For the last ten months of 2022 and all of 2023 and 2024, the Cooperative had a 50% ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC:

		December 31,
(In Thousands)	2024	2023	2022

Current Assets	$293	$201	$223
Long-Term Assets	30,069	33,945	36,475
Total Assets	$31,262	$34,146	$36,398

Current Liabilities	$88	$—	$31
Long-Term Liabilities	—	—	—
Total Liabilities	88	—	31

Members’ Equity	31,174	34,146	36,667

Total Liabilities and Members’ Equity	$31,262	$34,146	$36,698

Rent Revenue on Operating Lease	$15,825	$15,810	$17,468
Expenses	3,345	3,641	3,919

Net Income	$12,480	$12,169	$13,549

NOTE 5 — INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs.

December 31, 2024:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$2,665	$—	$2,665
Fixed Income Funds - Available for Sale	—	710	—	710
Money Market & CD’s	—	4,328	—	4,328
	$—	$7,703	$—	$7,703

December 31, 2023:
Corporate Bonds - Held to Maturity	$—	$6,030	$—	$6,030
Fixed Income Funds - Available for Sale	—	685	—	685
Money Market & CD’s	—	601	—	601
	$—	$7,316	$—	$7,316

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

The Cooperative’s investments are as follows as of December 31, 2024 and 2023 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2024:
Corporate Bonds - Held to Maturity	$2,669	$17	$(21)	$2,665
Fixed Income Funds	746		(36)	710
Money Market & CD’s	4,328	—	—	4,328
	$7,743	$17	$(57)	$7,703

December 31, 2023:
Corporate Bonds - Held to Maturity	$6,050	$30	$(50)	$6,030
Fixed Income Funds	718		(33)	685
Money Market & CD’s	601	—	—	601
	$7,369	$30	$(83)	$7,316

Corporate bond maturities are as follows as of December 31, 2024 (in thousands):

	Net
	Carrying
	Amount	Fair Value
Due in 1 year or less	$2,290	$2,304
Due in 2 to 5 years	327	326
Due in 6 to 10 years	52	35
	$2,669	$ 2,665

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023:

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
December 31, 2024:	Fair Value	Losses	Fair Value	Losses
Corporate Bonds - Held to Maturity	$36	$(15)	$95	$(5)
Fixed Income Funds	34	—	676	(36)
	$70	$(15)	$771	$(41)

December 31, 2023:
Corporate Bonds - Held to Maturity	$1,037	$(18)	$1,433	$(32)
Fixed Income Funds	201	(1)	484	(32)
	$1,238	$(19)	$1,917	$(64)

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

The Cooperative has determined that the unrealized losses are deemed to be temporary impairments as of December 31, 2024 and 2023. The Cooperative believes that the unrealized losses generally are caused by interest rate increases and increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

NOTE 6 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

The Cooperative had no unrecognized tax benefits on December 31, 2024 and 2023. No interest or penalties are recognized in the statements of operations or in the balance sheets.

The Cooperative recognized no income tax expense for the years ended December 31, 2024, 2023 and 2022.

NOTE 7 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan as of January 1, 2013. As a result, no additional benefits accrued to participants in the plan. During the years ended December 31, 2024, 2023 and 2022, there were no pension expenses.

In December 2022, the Cooperative approved a resolution to terminate the plan on March 31, 2023. The process of terminating the plan included the purchase of annuities from the assets of the plan to satisfy payment of vested benefits to the remaining participant as prescribed by the Pension Benefit Guarantee Corporation’s standard termination process.

There were sufficient funds to purchase an annuity for the plan’s remaining participant to pay all of the benefits owed under the plan. In May 2024, excess funds totaling $37,603 were returned to the Cooperative and in August the Cooperative paid an excise tax to the U.S. Treasury in the amount of $18,802. The Cooperative was notified of the plan termination on August 6, 2024.

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $7,983, $7,693, and $7,325 for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $60,000 in 2024. The contract continues through 2026.

On March 1, 2022, the Cooperative and Cargill entered into that certain ProGold Limited Liability Company Agreement (the “Operating Agreement”). The Operating Agreement defined a triggering event, whereby the Cooperative and Cargill would work together to finalize a long-term joint venture agreement for the structure, governance and operation of ProGold according to certain operating principles and other guideline terms. In December of 2024, the Cooperative and Cargill determined that a long-term joint venture would not be possible and that Cargill will purchase the Cooperative’s 50% interest in ProGold for $81 million within 30 days following expiration of the Facility Lease pursuant to the terms of the Operating Agreement.

In January 2025, the Cooperative’s Board of Directors approved a resolution to submit to the members for their approval at the 2025 Annual Member Meeting a Plan of Liquidation and Dissolution of the Cooperative providing (i) for approval of the sale of the Cooperative’s 50% interest in ProGold pursuant to the terms of the Operating Agreement and distribution of the proceeds of such sale, along with all other assets of the Cooperative, to the members; and (ii) granting the Board of Directors authority to negotiate, execute and file all agreements, documents or instruments necessary to effect such liquidation and dissolution of Golden Growers Cooperative. If approved by the Cooperative’s members at the 2025 Annual Member Meeting, the Cooperative will implement the Plan of Liquidation and Dissolution as presented to the members.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

NOTE 9 – LINE OF CREDIT

The Cooperative established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2026. The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank. There is no outstanding balance as of December 31, 2024 and 2023.

NOTE 10 - SUBSEQUENT EVENTS

In January of 2025, the Cooperative declared a distribution of $3,562,810, or $0.23 per outstanding membership unit.

See Note 8 regarding the Board’s approval of a resolution to submit to the members for their approval a Plan of Liquidation and Dissolution of the Cooperative.

Management evaluated all other activity of the Cooperative through March 18, 2025, the date to which the financial statements were available to be issued, and concluded that, other than the matters described above, no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.