Form 10-Q
period 2025-03-31
Golden Growers Cooperative
filed 2025-05-13
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025
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

As of May 13, 2025 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$813	$1,307
Short-Term Investments	5,991	7,328
Other Current Assets	57	298
Total Current Assets	6,861	8,933

Long-Term Investments	509	379
Investment in ProGold LLC	15,382	15,588

Total Assets	$22,752	$24,900

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$—
Accrued Liabilities	6	204
Total Current Liabilities	6	204

Commitments and contingencies (Note 9)

Members' Equity:
Members’ Equity	22,764	24,732
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of March 31, 2025 and December 31, 2024
Accumulated Other Comprehensive Income (Loss)	(18)	(36)

Total Members’ Equity	22,746	24,696

Total Liabilities and Members’ Equity	$22,752	$24,900

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
OPERATIONS
Corn Revenue	$20,088	$18,143
Corn Expense	(20,105)	(18,154)
Net Income from ProGold LLC	1,788	1,593
General & Administrative Expenses	(258)	(215)

Net Income from Operations	1,513	1,367

Other Income	82	109

Net Income Before Income Tax	$1,595	$1,476

Net Income	$1,595	$1,476

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.10	$0.10

	Three Months Ended
	March 31, 2025	March 31, 2024
COMPREHENSIVE INCOME
Net Income	$1,595	$1,476
Unrealized Gain (Loss) on Investments, Net	18	(3)

Comprehensive Income	$1,613	$1,473

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

Total
Members'
Equity
BALANCE December 31, 2023	$26,403
Net income	1,476
Unrealized gain (loss) on investments	(3)
Distributions to Members	(2,788)
BALANCE March 31, 2024	$25,088

BALANCE December 31, 2024	$24,696
Net income	1,595
Unrealized gain (loss) on investments	18
Distributions to Members	(3,563)
BALANCE March 31, 2025	$22,746

See Notes to Condensed Financial Statements

     GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024

Cash Flows from Operating Activities
Net Income	$1,595	$1,476
Net (Income) from ProGold LLC	(1,788)	(1,593)
Changes in assets and liabilities
Other Current Assets	241	221
Accrued liabilities and payables	(198)	(415)
Net Cash Provided by (Used in) Operating Activities	(150)	(311)

Cash Flows from Investing Activities
(Purchase) of investments	(1,069)	(1,820)
Proceeds from investments	2,294	1,736
Distribution received from ProGold LLC	1,994	1,990

Net Cash Provided by Investing Activities	3,219	1,906

Cash Flows from Financing Activities
Member distributions paid	(3,563)	(2,788)
Net Cash Used by Financing Activities	(3,563)	(2,788)

Increase (Decrease) in Cash and Cash Equivalents	(494)	(1,193)

Cash and Cash Equivalents, Beginning of Period	1,307	2,097

Cash and Cash Equivalents, End of Period	$813	$904

Unrealized Gain (Loss) on Investments	$18	$(3)

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three-month periods ended March 31, 2025 and 2024 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2025.

NOTE 2 – EXPENSES

The Cooperative contracts with Cargill, Incorporated (“Cargill”) in connection with the procurement of corn and other agency services for an annual fee of $60,000, which is paid by the Cooperative to Cargill in 4 quarterly installments. The agreements between Cargill and the Cooperative terminate concurrently with Cargill’s Second Amended and Restated Facility Lease, dated April 4, 2017 (as amended, the “Facility Lease”) with ProGold Limited Liability Company (“ProGold LLC”). Effective March 1, 2022, the term of the Facility Lease was extended through December 31, 2026.

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative and Cargill each hold a 50% interest in ProGold LLC. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q for more information regarding the Cooperative’s ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the March 31st unaudited and December 31st audited financial statements of ProGold LLC:

	March 31,		December 31,
(In Thousands)	2025	2024	2024

Current Assets	$599	$197	$293
Long-Term Assets	30,237	33,201	30,969
Total Assets	$30,836	$33,398	$31,262

Current Liabilities	$72	$45	$88
Total Liabilities	72	45	88

Members’ Equity	30,764	33,353	31,174

Total Liabilities and Members’ Equity	$30,836	$33,398	$31,262

Rent Revenue on Operating Lease	$3,952	$3,952	$15,825
Expenses	376	766	3,345

Net Income	$3,576	$3,186	$12,480

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands):

March 31, 2025:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$1,928	$—	$1,928
Fixed Income Funds - Available for Sale	—	722	—	722
Money Market & CD’s	—	3,837	—	3,837
	$—	$6,487	$—	$6,487

December 31, 2024:
Corporate Bonds - Held to Maturity	$—	$2,665	$—	$2,665
Fixed Income Funds - Available for Sale	—	710	—	710
Money Market & CD’s	—	4,328	—	4,328
	$—	$7,703	$—	$7,703

Maturities of corporate bonds are as follows as of March 31, 2025 (in thousands):

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$1,432	$1,435
Due in 2 to 5 years	459	458
Greater than 5 years	50	35
	$1,941	$1,928

The Cooperative’s investments are as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2025:
Corporate Bonds - Held to Maturity	$1,941	$7	$(20)	$1,928
Fixed Income Funds - Available for Sale	740	—	(18)	722
Money Market & CD’s	3,837	—	—	3,837
	$6,518	$7	$(38)	$6,487

December 31, 2024:
Corporate Bonds - Held to Maturity	$2,669	$17	$(21)	$2,665
Fixed Income Funds - Available for Sale	746	—	(36)	710
Money Market & CD’s	4,328	—	—	4,328
	$7,743	$17	$(57)	$7,703

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2025 and December 31, 2024.

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
March 31, 2025:	Fair Value	Losses	Fair Value	Losses
Corporate Bonds - Held to Maturity	$269	$(15)	$227	$(5)
Fixed Income Funds	—	—	722	(18)
	$269	$(15)	$949	$(23)

December 31, 2024:
Corporate Bonds - Held to Maturity	$36	$(15)	$95	$(6)
Fixed Income Funds	34	—	676	(36)
	$70	$(15)	$771	$(42)

The Cooperative establishes an allowance for credit losses on debt securities where the fair value is less than the amortized cost basis to the extent the unrealized loss is due to credit losses. The expected credit losses are presented as loss on investments in the accompanying statement of operations. The Cooperative’s process for establishing the allowance for credit losses considers the risk characteristics of the security class. To the extent possible, losses are estimated collectively for classes of securities with similar risk characteristics. For securities that do not share similar risk characteristics with others, the losses are estimated individually. For available-for-sale debt securities, losses are estimated at the individual security level. The Cooperative’s allowance for credit losses are influenced by a variety of factors, including portfolio credit quality and general economic conditions. General economic conditions are forecasted using economic variables which will create volatility as those variables change over time. The Cooperative’s allowance for credit losses on its held to maturity securities and its available for sale securities was not significant as of March 31, 2025 and December 31, 2024. The Cooperative did not recognize any credit losses on its held to maturity securities and available for sale securities for the periods ended March 31, 2025 and December 31, 2024.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Pension Plan — The Cooperative’s pension plan was terminated on August 6, 2024. For more information relating to the termination of the Cooperative’s pension plan, please refer to the notes to the financial statements for the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Identify Contracts with Customers

Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC wet-milling facility. To fulfill that requirement, the Cooperative’s members are contractually obligatedto annually deliver corn to the Cooperative by either Method A or Method B or a combination of both. Under Method A, a member is required to physically deliver corn to the Cooperative and under Method B a member appoints the Cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf. The Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver cornusing Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B. In exchange for these services, the Cooperative pays an annual fee of $60,000, paid in quarterly installments. 4

Performance Obligations

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

For the three-month periods ended March 31, 2025 and 2024, the Cooperative recognized corn revenue of $20.1 million and $18.1 million, respectively. Disaggregated revenue for the three-month periods ended March 31, 2025 and 2024 is as follows: revenue from Method A deliveries totaled $7.6 million and $6.5 million, respectively; and revenue from Method B deliveries totaled $12.5 million and $11.6 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 27, 2025, the Cooperative made distributions to its members totaling $3,562,810 or $0.23 per outstanding membership unit. On February 27, 2024, the Cooperative made distributions to its members totaling $2,788,286 or $0.18 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate based on Prime minus 0.5%, which was 7.00% as of March 31, 2025. This line of credit matures on October 16, 2026. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of March 31, 2025 or December 31, 2024.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Cooperative contracts with Cargill in connection with the procurement of corn and other agency services for an annual fee of $60,000, which is paid by the Cooperative to Cargill in 4 quarterly installments. The agreements between Cargill and the Cooperative terminate concurrently with the Facility Lease with ProGold LLC, which terminates on December 31, 2026.

At its annual meeting in March 2025, the Cooperative’s members approved a Plan of Liquidation and Dissolution of the Cooperative (the “Plan”) that approved (i) the sale of the Cooperative’s 50% interest in ProGold LLC to Cargill within 30 days following expiration of the Facility Lease pursuant to the terms of the ProGold LLC Operating Agreement; and (ii) distribution of the proceeds of such sale, along with all other assets of the Cooperative, to the members. The Plan also grants the Cooperative’s Board of Directors authority to negotiate, execute and file all agreements, documents or instruments necessary to effect such liquidation and dissolution of the Cooperative. Following the approval, on March 27, 2025, the Cooperative filed a Notice of Intent to Dissolve with the Minnesota Secretary of State.

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the March 31, 2025 financial statements and concluded that no subsequent events have occurred that would require recognition in the March 31, 2025 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in the Cooperative’s Annual Report Form on 10-K for the fiscal year ended December 31, 2024. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. The Cooperative’s actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of the Cooperative’s joint ownership interest in ProGold LLC following Cargill’s acquisition of a 50% interest in ProGold LLC; (ii) the impact of Cargill’s announced plans to purchase the Cooperative’s 50% interest in ProGold following expiration of Cargill’s lease of the ProGold facility; (iii) the impact of our membership’s approval of the Plan of Liquidation and Dissolution and management’s subsequent filing of the Notice of Intent to Dissolve; (iv) fluctuations in the market price per bushel of corn, including as a result of global armed conflicts, severe weather events and other natural conditions, changes to supply and demand, or other factors; (v) the impact of severe weather events and other natural conditions on ProGold LLC’s facility or operations and/or Members’ choice of delivery method; (vi) the effect of inflation as well as general economic conditions; (vii) our expectations with respect to accessing our current debt facility or any other debt facility or other capital sources in the future; (viii) our beliefs regarding the adequacy of our cash on hand to fund working capital and other general corporate expenses; and (ix) other factors described from time to time in the Cooperative’s Securities and Exchange Commission filings. The Cooperative does not intend to update the forward-looking statements contained in this Quarterly Report on Form 10-Q other than as required by law and qualifies all of its forward-looking statements by these cautionary statements.

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B. The Cooperative is owned by 1,453 members and is in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative and Cargill Incorporated (“Cargill”) each own a 50% membership interest. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

Ownership in ProGold. From an income production perspective, the Cooperative’s 50% membership interest in ProGold LLC is its primary asset that, in addition to giving the Cooperative the right to receive distributions from ProGold LLC, also provides the Cooperative’s members with additional value for the delivery of their corn for processing.

The Cooperative, Cargill and ProGold LLC entered into that certain ProGold Limited Liability Company Agreement (the “Operating Agreement”), effective March 1, 2022, in order to set forth the structure, governance and operation of ProGold LLC. Under the terms of the Operating Agreement, the Cooperative is allocated 50% of the profits and losses of ProGold LLC and is entitled to receive 50% of any cash that is distributed to ProGold LLC’s members. The Operating Agreement also sets forth certain triggers under which Cargill agrees to purchase the Cooperative’s 50% membership interest in ProGold LLC. On December 20, 2024, the Cooperative and Cargill issued a joint press release announcing that Cargill will purchase the Cooperative’s 50% interest in ProGold within 30 days following expiration of the Facility Lease pursuant to the terms of the Operating Agreement. At the Cooperative’s 2025 Annual Member Meeting, members approved a Plan of Liquidation and Dissolution of the Cooperative providing for approval of the sale pursuant to the terms of the Operating Agreement and distribution of the proceeds of such sale, along with all other assets of the Cooperative, to the members. The Plan also grants the Cooperative’s Board of Directors authority to negotiate, execute and file all agreements, documents or instruments necessary to effect such liquidation and dissolution of the Cooperative. Following the approval, on March 27, 2025, the Cooperative filed a Notice of Intent to Dissolve with the Minnesota Secretary of State.

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

For fiscal year 2025, members elected to deliver 24.3% of their corn by Method A and 75.7% of their corn by Method B. This election will result in 24.3% of the Cooperative’s income and/or losses and 23.3% of any cash distributions being allocated to the Method A pool in fiscal year 2025, which reflects the actual percentage of corn members elected to deliver using Method A and does not result in reallocation to meet the 15% requirement set forth in the Cooperative’s Bylaws.

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

For the three-month period ended March 31, 2025, the Cooperative sold approximately 4.7 million bushels of corn compared to approximately 4.4 million bushels of corn sold during the three-month period ended March 31, 2024. For the three-month period ended March 31, 2025, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1.8 million bushels of corn using Method A and 2.9 million bushels of corn using Method B. In the same period in 2024, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1.6 million bushels of corn using Method A and 2.8 million bushels of corn using Method B.

For the three-month period ended March 31, 2025, the Cooperative recognized corn revenue of $20,088,000 compared to $18,143,000 during the same period in 2024, an increase of 11% for the first quarter due primarily to an increase in the price per bushel of corn sold year to date in 2025 compared to 2024.

Expenses. The Cooperative recognized corn expense of $20,105,000 and $18,154,000 for the three-month period ended March 31, 2025 and 2024 respectively, an increase of 11% for the first quarter due primarily to an increase in the price per bushel of corn purchased in 2025 compared to 2024.

The Cooperative recognized expense of $15,000 for the three-month periods ended March 31, 2025 and 2024 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three-month periods ended March 31, 2025 and 2024 of $1,788,000 and $1,593,000, respectively, an increase of 12% for the first quarter. The increase is primarily due to a sale of a capital asset in 2025 compared to 2024.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three-month period ended March 31, 2025 was $258,000, compared to $215,000 during the same respective period in 2024. The increase in general and administrative expenses is due to increased legal, consulting, and accounting expenses in 2025 compared to 2024.

Other Income. Interest income for the three-month period ended March 31, 2025 was $82,000 compared to $109,000 during the same period in 2024. The decrease in other income relates to decreased interest rate yields on the Cooperative’s investments.

Liquidity and Capital Resources

The Cooperative’s working capital at March 31, 2025 was $6,855,000 compared to $5,681,000 at March 31, 2024. The increased working capital at the end of the first quarter of fiscal 2025 as compared to the end of the first quarter of 2024 is primarily related to maturities of corporate bonds. The Cooperative received cash distributions from ProGold LLC totaling $1,994,000 for the three-month period ended March 31, 2025 compared to $1,990,000 for the three-month period ended March 31, 2024.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit will terminate on October 16, 2026. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of March 31, 2025 or December 31, 2024.

The Cooperative had no long-term debt as of March 31, 2025 and March 31, 2024 and used operating cash flows of $150,000 for the three-month period ended March 31, 2025 compared to used operating cash flows of $311,000 for the three-month period ended March 31, 2024. The decrease in use of operating cash flows for the three-month period ended March 31, 2025 compared to the three-month period ended March 31, 2024 is primarily due to decreased payables in 2025 compared to 2024.

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

Significant Accounting Estimates and Policies

The Cooperative generally does not pay out Method A incentive payments or collect Method B agency fees until the end of its fiscal year. The total annual Method B agency fee was determinable once the members completed their delivery method determination prior to January 1, 2025. The quarterly Method B bushel delivery and agency fee revenue is calculated by allocating the portion of the total annual agency fee for that particular quarter or cumulating it for the particular period. The Cooperative tracks Method A corn deliveries throughout the year so it can report the bushels of corn delivered by its members as well as the corresponding Method A incentive fees earned. The final amounts owed by or due to Cargill and/or the Cooperative’s members who elect to deliver using Method A is not calculated until after December 31 in order to account for any failures to deliver, or over-deliveries, of corn.

The Cooperative’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Financial Statements in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Cooperative’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no other significant changes in the Cooperative’s significant accounting policies or critical accounting estimates since December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Cooperative is not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2025. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: May 14, 2025	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer