Form 10-Q
period 2025-06-30
Golden Growers Cooperative
filed 2025-08-13
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025
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

As of August 12, 2025 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$176	$1,307
Short-Term Investments	5,494	7,328
Other Current Assets	75	298
Total Current Assets	5,745	8,933

Long-Term Investments	179	379
Investment in ProGold LLC	14,761	15,588

Total Assets	$20,685	$24,900

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Accrued Liabilities	10	204
Total Current Liabilities	10	204

Commitments and contingencies (Note 9)

Members' Equity:
Members' Equity	20,692	24,732
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of June 30, 2025 and December 31, 2024
Accumulated Other Comprehensive Loss	(17)	(36)
Total Members' Equity	20,675	24,696

Total Liabilities and Members' Equity	$20,685	$24,900

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
OPERATIONS
Corn Revenue	$16,222	$15,801	$36,310	$33,944
Corn Expense	(16,239)	(15,814)	(36,344)	(33,968)
Net Income from ProGold LLC	1,562	1,546	3,350	3,139
General & Administrative Expenses	(138)	(145)	(396)	(360)

Net Income from Operations	1,407	1,388	2,920	2,755

Other Income	84	108	166	217

Net Income Before Income Tax	$1,491	$1,496	$3,086	$2,972

Net Income	$1,491	$1,496	$3,086	$2,972

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.10	$0.10	$0.20	$0.19

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
COMPREHENSIVE INCOME
Net Income	$1,491	$1,496	$3,086	$2,972
Unrealized Gain (Loss) on Investments, Net	1	2	19	(1)

Comprehensive Income	$1,492	$1,498	$3,105	$2,971

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

Total
Members'
Equity

BALANCE December 31, 2023	$26,403
Net Income	1,476
Unrealized Gain (Loss) on investments	(3)
Distributions to Members	(2,788)
BALANCE March 31, 2024	25,088
Net Income	1,496
Unrealized Gain (Loss) on investments	2
Distributions to Members	(2,479)
BALANCE June 30, 2024	24,107

BALANCE December 31, 2024	$24,696
Net Income	1,595
Unrealized Gain (Loss) on investments	18
Distributions to Members	(3,563)
BALANCE March 31, 2025	22,746
Net Income	1,491
Unrealized Gain (Loss) on investments	1
Distributions to Members	(3,563)
BALANCE June 30, 2025	20,675

See Notes to Condensed Financial Statements

     GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024

Cash Flows from Operating Activities
Net Income	$3,086	$2,972
Net (Income) from ProGold LLC	(3,350)	(3,139)
Realized (Gain) Loss - Investments	—	—
Changes in assets and liabilities
Other Current Assets	223	206
Accrued liabilities and payables	(194)	(394)
Net Cash (Used in) Operating Activities	(235)	(355)

Cash Flows from Investing Activities
(Purchase) Sale of investments	(1,802)	(4217)
Proceeds from investments	3,855	4,066
Distribution received from ProGold LLC	4,177	3,972

Net Cash Provided in Investing Activities	6,230	3,821

Cash Flows from Financing Activities
Member distributions paid	(7,126)	(5,267)
Net Cash (Used in) Financing Activities	(7,126)	(5,267)

Decrease in Cash and Cash Equivalents	(1,131)	(1,801)

Cash and Cash Equivalents, Beginning of Period	1,307	2,097

Cash and Cash Equivalents, End of Period	$176	$296

Non-Cash Financing Activity
Unrealized (Loss) on Investments	$19	$(1)

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the six-month periods ended June 30, 2025 and 2024 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the six-month period ended June 30, 2025 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2025.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative and Cargill each hold a 50% interest in ProGold LLC. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q for more information regarding the Cooperative’s ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the June 30th unaudited and December 31st audited financial statements of ProGold LLC:

	June 30,		December 31,
(In Thousands)	2025	2024	2024

Current Assets	$221	$221	$293
Long-Term Assets	29,506	32,457	30,969
Total Assets	$29,727	$32,678	$31,262

Current Liabilities	$207	$197	$88
Total Liabilities	207	197	88

Members’ Equity	29,520	32,481	31,174

Total Liabilities and Members’ Equity	$29,727	$32,678	$31,262

Rent Revenue on Operating Lease	$7,905	$7,905	$15,825
Expenses	1,206	1,626	3,345

Net Income	$6,699	$6,279	$12,480

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands):

June 30, 2025:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$1,277	$—	$1,277
Fixed Income Funds - Available for Sale	—	727	—	727
Money Market & CD’s	—	3,658	—	3,658
	$—	$5,662	$—	$5,662

December 31, 2024:
Corporate Bonds - Held to Maturity	$—	$2,665	$—	$2,665
Fixed Income Funds - Available for Sale	—	710	—	710
Money Market & CD’s	—	4,328	—	4,328
	$—	$7,703	$—	$7,703

Maturities of corporate bonds are as follows as of June 30, 2025 (in thousands):

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$1,109	$1,111
Due in 2 to 5 years	130	131
Greater than 5 years	49	35
	$1,288	$1,277

The Cooperative’s investments are as follows as of June 30, 2025 and December 31, 2024 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2025:
Corporate Bonds - Held to Maturity	$1,288	$6	$(17)	$1,277
Fixed Income Funds - Available for Sale	744	—	(17)	727
Money Market & CD’s	3,658	—	—	3,658
	$5,690	$6	$(34)	$5,662

December 31, 2024:
Corporate Bonds - Held to Maturity	$2,669	$17	$(21)	$2,665
Fixed Income Funds - Available for Sale	746	—	(36)	710
Money Market & CD’s	4,328	—	—	4,328
	$7,743	$17	$(57)	$7,703

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2025 and December 31, 2024.

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
June 30, 2025:	Fair Value	Losses	Fair Value	Losses
Corporate Bonds - Held to Maturity	$34	$(15)	$97	$(2)
Fixed Income Funds	—	—	375	(17)
	$34	$(15)	$472	$(19)

December 31, 2024:
Corporate Bonds - Held to Maturity	$36	$(15)	$95	$(5)
Fixed Income Funds	34	—	676	(36)
	$70	$(15)	$771	$(41)

The Cooperative establishes an allowance for credit losses on debt securities where the fair value is less than the amortized cost basis to the extent the unrealized loss is due to credit losses. The expected credit losses are presented as loss on investments in the accompanying statement of operations. The Cooperative’s process for establishing the allowance for credit losses considers the risk characteristics of the security class. To the extent possible, losses are estimated collectively for classes of securities with similar risk characteristics. For securities that do not share similar risk characteristics with others, the losses are estimated individually. For available-for-sale debt securities, losses are estimated at the individual security level. The Cooperative’s allowance for credit losses are influenced by a variety of factors, including portfolio credit quality and general economic conditions. General economic conditions are forecasted using economic variables which will create volatility as those variables change over time. The Cooperative’s allowance for credit losses on its held to maturity securities and its available for sale securities was not significant as of June 30, 2025 and December 31, 2024. The Cooperative did not recognize any credit losses on its held to maturity securities and available for sale securities for the periods ended June 30, 2025 and December 31, 2024.

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

For the six-month periods ended June 30, 2025 and 2024, the Cooperative recognized corn revenue under ASC 606 of $36.3 million and $33.9 million, respectively. Disaggregated revenue for the six-month periods ended June 30, 2025 and 2024 is as follows: revenue from Method A deliveries totaled $11.6 million and $10.5 million, respectively; and revenue from Method B deliveries totaled $24.7 million and $23.4 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 21, 2025, the Cooperative made distributions to its members totaling $3,562,810, or $0.23 per outstanding membership unit. On June 25, 2025, the Cooperative made distributions to its members totaling $3,562,810, or $0.23 per outstanding membership unit.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate based on Prime minus 0.5% which was 7.0% as of June 30, 2025. This line of credit matures on October 16, 2026. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of June 30, 2025 or December 31, 2024.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the June 30, 2025 financial statements and concluded that no subsequent events have occurred that would require recognition in the June 30, 2025 financial statements.

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

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B. The Cooperative is owned by 1,452 members and is in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative and Cargill Incorporated (“Cargill”) each own a 50% membership interest. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

For fiscal year 2025, members elected to deliver 24.3% of their corn by Method A and 75.7% of their corn by Method B. This election will result in 24.3% of the Cooperative’s income and/or losses and 24.3% of any cash distributions being allocated to the Method A pool in fiscal year 2025, which reflects the actual percentage of corn members elected to deliver using Method A and does not result in reallocation to meet the 15% requirement set forth in the Cooperative’s Bylaws.

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

For the three and six-month periods ended June 30, 2025, the Cooperative sold approximately 3.9 and 8.6 million bushels of corn, respectively, compared to approximately 3.8 and 8.3 million bushels of corn sold during the three and six-month periods ended June 30, 2024. For the three and six-month periods ended June 30, 2025, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 1.0 and 2.7 million bushels of corn using Method A and 2.9 and 5.9 million bushels of corn using Method B. In the same respective periods in 2024, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 1.0 and 2.6 million bushels of corn using Method A and 2.8 and 5.7 million bushels of corn using Method B.

For the three and six-month periods ended June 30, 2025, the Cooperative recognized corn revenue of $16,222,000 and $36,310,000 compared to $15,801,000 and $33,944,000, during the same respective periods in 2024, an increase of 3% for the second quarter and an increase of 7% year to date due primarily to an increase in the price per bushel of corn sold year to date in 2025 compared to 2024.

Expenses. The Cooperative recognized corn expense of $16,239,000 and $36,344,000 for the three and six-month periods ended June 30, 2025, respectively, compared to $15,814,000 and $33,968,000 during the same respective periods in 2024, with an increase of 3% for the second quarter, and an increase of 7% year to date due primarily to an increase in the price per bushel of corn purchased in 2025 compared to 2024.

The Cooperative recognized expense of $15,000 and $30,000 for the three and six-month periods ended June 30, 2025, respectively, and during the same respective periods in 2024 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and six-month periods ended June 30, 2025 of $1,562,000 and $3,350,000, respectively, compared to $1,546,000 and $3,139,000 during the same respective periods in 2024, an increase of 1% for the second quarter of 2025 compared to 2024 and an increase of 7% year to date in 2025 compared to 2024. Increased income is primarily related to decreased ProGold LLC operating expenses in 2025 compared to 2024.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and six-month periods ended June 30, 2025 were $138,000 and $396,000, respectively, compared to $145,000 and $360,000 during the same respective periods in 2024. The increase in administrative expenses for the six-month period ended June 30, 2025 compared to the six-month period ended June 30, 2024 is primarily due to additional accounting and consulting expenses in 2025 compared to 2024.

Other Income. Interest income for the three and six-month periods ended June 30, 2025 was $84,000 and $166,000, respectively, compared to $108,000 and $217,000 during the same respective periods in 2024. The decrease is primarily due to decreased amount of investments in corporate bonds.

Liquidity and Capital Resources

The Cooperative’s working capital at June 30, 2025 was $5,735,000 compared to $6,068,000 at June 30, 2024. The decreased working capital at the end of the second quarter of fiscal 2025 as compared to the end of the second quarter of fiscal 2024 was the result of increased distributions to members in 2025 compared to 2024.

The Cooperative received cash distributions from ProGold LLC totaling $4,177,000 for the six-month period ended June 30, 2025 compared $3,972,000 for the six-month period ended June 30, 2024. Increased ProGold LLC distributions are primarily related to decreased expenses in 2025 compared to 2024.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit will terminate on October 16, 2026. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of June 30, 2025 or December 31, 2024.

The Cooperative had no long-term debt as of June 30, 2025 and June 30, 2024 and used operating cash flows of $235,000 for the six-month period ended June 30, 2025 compared to $355,000 for the six-month period ended June 30, 2024. The decrease in operating cash flows used for the six-month period ended June 30, 2025 compared to the six-month period ended June 30, 2024 is primarily due to decreased payables in 2025 compared to 2024.

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

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2025. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

During the six months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: August 13, 2025	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer