Form 10-K/A
period 2024-12-31
Golden Growers Cooperative
filed 2025-09-17
CIK 1489874

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

Yes☐     No ☒

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

Yes ☐     No ☒

__________________________________

As of September 17, 2025, the registrant had 15,490,480 Units issued and outstanding. There is no established public market for the registrant’s Units. Although there is a limited, private market for the registrant’s Units, the registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the registrant’s Units held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

Golden Growers Cooperative (the “Cooperative”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission (the “Commission”) on March 18, 2025 (the “Original Filing”), for the purpose of amending Item 8 of the original Form 10-K to include the Report of Independent Registered Public Accounting Firm of Widmer Roel PC, which includes an audit report that reflects Widmer Roel PC’s audit of and opinion on the Cooperative’s financial statements as of and for the year ended December 31, 2023, as set forth on page A-1 of this Amendment.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Cooperative’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. As required by the rules of the Commission, this Amendment sets forth an amended “Item 15. Exhibits, Financial Statement Schedules” in its entirety, which includes the currently dated certifications of the Cooperative's principal executive officer and principal financial officer as Exhibits 31.1 and 32.1. This Amendment does not otherwise update any exhibits of the Original Filing.

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

TABLE OF CONTENTS

		Page
Part II
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA	1

Part IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	1

PART II

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm (Haynie & Company, PCAOB #457)
Report of Independent Registered Public Accounting Firm (Widmer Roel, PC, PCAOB #729)
Balance Sheets as of December 31, 2024 and 2023
Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Statements of Changes in Members’ Equity for the Years Ended December 31, 2024, 2023 and 2022
Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Notes to the Financial Statements

	2.	Financial Statement Schedules

Not applicable.

	3.	Exhibits.
Exhibit No.	Exhibit Description

2.1	Articles of Merger of Golden Growers Cooperative and Golden Growers Cooperative is incorporated by reference to Exhibit 2.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

2.2	Certificate of Conversion of Golden Growers Cooperative is incorporated by reference to Exhibit 2.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.1	Amended and Restated Articles of Organization of Golden Growers Cooperative is incorporated by reference to Exhibit 3.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.2	Amended and Restated Bylaws of Golden Growers Cooperative dated September 1, 2009 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.3	Second Amended and Restated Bylaws of Golden Growers Cooperative dated March 28, 2020 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed April 2, 2020.

3.4	Third Amended and Restated Bylaws of Golden Growers Cooperative dated March 24, 2022 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed March 30, 2022.

3.5	Fourth Amended and Restated Bylaws of Golden Growers Cooperative dated March 23, 2023 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed March 29, 2023.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 – filed herewith.

1

Exhibit No.	Exhibit Description

10.1	Form of Uniform Member Agreement is incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.2	Form of Annual Delivery Agreement is incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

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

99.1

Audited Financial Statements of ProGold Limited Liability Company for the period ended December 31, 2022 is incorporated by reference to Exhibit 99.2 from the Cooperative’s Form 10 - K filed March 8, 2023.

99.2

Audited Financial Statements of ProGold Limited Liability Company for the year ended December 31, 2023 is incorporated by reference to Exhibit 99.3 from the Cooperative’s Form 10 - K filed March 15, 2024.

99.3	Audited Financial Statements of ProGold Limited Liability Company for the year ended December 31, 2024 – filed herewith.

101

The following materials from this report, formatted in iXBRL (Inline Extensible Business Reporting Language) , are filed herewith: (i) Balance Sheets at December 31, 2024 and December 31, 2023; (ii) Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022; (iv) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 20234, 2023 and 2022; (v) Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Financial Statements.

2

Exhibit No.	Exhibit Description

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Power of Attorney

Each person whose signature appears below appoints Scott Stofferahn as their true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead, to perform all acts and execution of all documents which such attorney and agent may deem necessary or desirable to enable Golden Growers Cooperative to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with filing with the Commission the Annual Report on Form 10-K of Golden Growers Cooperative for the fiscal year ended December 31, 2024 and any and all amendments and exhibits thereto, and other documents in connection therewith, including specifically, but without limiting the generality of the foregoing, power and authority to sign the names of the undersigned to the Form 10-K and to any instruments and documents filed as part of or in connection with the Form 10-K or any amendments thereto; and the undersigned hereby ratify and confirm all actions taken and documents signed by said attorney and agent as provided herein.

Dated: September 17, 2025	GOLDEN GROWERS COOPERATIVE

	By:	/S/ Scott Stofferahn
Scott Stofferahn
Executive Vice President, Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of September 17, 2025.

*	*
Nicolas Pyle (Chairperson)	David Kragnes (Vice Chairperson)

*	*
Blane Benedict (Director, Secretary)	Richard Bot (Director)

*	/S/ Chris Johnson
Mark Harless (Director)	Chris Johnson (Director)

/S/ Glenn Johnson	*
Glenn Johnson (Director)	Brady Koehl (Director)

*
Larry Vipond (Director, Treasurer)
* By:	/s/ Scott Stofferahn
Scott Stofferahn, as attorney-in-fact

4

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

The Company’s balance sheet as of December 31, 2023 and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for each of the two years in the period ended December31, 2023 were audited by other auditors whose report dated March 12, 2024, expressed an unqualified opinion on those financial statements.

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
West Fargo, North Dakota

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Golden Growers Cooperative as of December 31, 2023, and the related statements of operations, comprehensive income, changes in members’ equity and cash flows for the periods ended December 31, 2022 and December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Golden Growers Cooperative as of December 31, 2023, and the results of its operations and its cash flows as of December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Widmer Roel PC

We served as the Cooperative’s auditor from 2008 to 2024.

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