Form 10-Q
period 2025-09-30
Golden Growers Cooperative
filed 2025-11-13
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025
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

YES  ☐                                                                                                NO  ☒

As of November 13, 2025 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,043	$1,307
Short-Term Investments	5,688	7,328
Other Current Assets	63	298
Total Current Assets	7,794	8,933

Long-Term Investments	48	379
Investment in ProGold LLC	14,257	15,588

Total Assets	$22,099	$24,900

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accrued Liabilities	$3,572	$204
Total Current Liabilities	3,572	204

Members' Equity:
Members’ Equity	18,536	24,732
Membership Units, Authorized 60,000,000 Units, Issued and Outstanding 15,490,480 as of September 30, 2025 and December 31, 2024
Accumulated Other Comprehensive Loss	(9)	(36)
Total Members’ Equity	18,527	24,696

Total Liabilities and Members’ Equity	$22,099	$24,900

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
OPERATIONS
Corn Revenue	$12,321	$13,446	$48,631	$47,390
Corn Expense	(12,338)	(13,464)	(48,682)	(47,432)
Net Income from ProGold LLC	1,495	1,576	4,845	4,715
General & Administrative Expenses	(139)	(123)	(535)	(483)

Net Income from Operations	1,339	1,435	4,259	4,190

Other Income	67	126	233	343

Net Income Before Income Tax	$1,406	$1,561	$4,492	$4,533

Net Income	$1,406	$1,561	$4,492	$4,533

Weighted Average Shares/Units Outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per Share/Membership Unit
Primary and Fully Diluted	$0.09	$0.10	$0.29	$0.29

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
COMPREHENSIVE INCOME
Net Income	$1,406	$1,561	$4,492	$4,533
Unrealized Gain (Loss) on Investments, Net	8	8	27	7

Comprehensive Income	$1,414	$1,569	$4,519	$4,540

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

Total
Members'
Equity
BALANCE December 31,2023	$26,403
Net Income	1,476
Unrealized Loss on investments	(3)
Distributions to Members	(2,788)
BALANCE March 31, 2024	$25,088
Net Income	1,496
Unrealized Gain on investments	2
Distributions to Members	(2,479)
BALANCE June 30, 2024	$24,107
Net Income	1,561
Unrealized Gain on investments	8
Distributions to Members	(2,478)
BALANCE September 30, 2024	$23,198

BALANCE December 31, 2024	$24,696
Net Income	1,595
Unrealized Gain on investments	18
Distributions to Members	(3,563)
BALANCE March 31, 2025	$22,746
Net Income	1,491
Unrealized Gain on investments	1
Distributions to Members	(3,563)
BALANCE June 30, 2025	$20,675
Net Income	1,406
Unrealized Gain on investments	8
Distributions to Members	(3,562)
BALANCE September 30, 2025	$18,527

See Notes to Condensed Financial Statements

     GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024

Cash Flows from Operating Activities
Net Income	$4,492	$4,533
Net (Income) from ProGold LLC	(4,845)	(4,715)
Realized loss on investments	—	—
Changes in assets and liabilities
Other Current Assets	235	208
Accrued liabilities and payables	(194)	(2)
Net Cash Provided by (Used in) Operating Activities	(312)	24

Cash Flows from Investing Activities
(Purchase) of investments	(2,849)	(6,048)
Proceeds from investments	4,847	5,788
Distribution received from ProGold LLC	6,176	5,969

Net Cash Provided by Investing Activities	8,174	5,709

Cash Flows from Financing Activities
Member distributions paid	(7,126)	(5,673)
Net Cash Used in Financing Activities	(7,126)	(5,673)

Increase in Cash and Cash Equivalents	736	60

Cash and Cash Equivalents, Beginning of Period	1,307	2,097

Cash and Cash Equivalents, End of Period	$2,043	$2,157

Non-Cash Financing Activity
Accrued Distributions Payable to Members	$3,562	$2,168
Unrealized Gain on Investments	27	7
Total Non-Cash Financing Activity	$3,589	$2,175

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three and nine month periods ended September 30, 2025 and 2024 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2025.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative and Cargill each hold a 50% interest in ProGold LLC. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q for more information regarding the Cooperative’s ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the September 30th unaudited and December 31st audited financial statements of ProGold LLC:

	September 30,		December 31,
(In Thousands)	2025	2024	2024

Current Assets	$214	$213	$293
Long-Term Assets	28,774	31,713	30,969
Total Assets	$28,988	$31,926	$31,262

Current Liabilities	$474	$291	$88
Total Liabilities	$474	$291	$88

Members’ Equity	28,514	31,635	31,174

Total Liabilities and Members’ Equity	$28,988	$31,926	$31,262
Rent Revenue on Operating Lease	$11,858	$11,858	$15,825
Expenses	2,167	2,429	3,345

Net Income	$9,691	$9,429	$12,480

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands):

September 30, 2025:	Level 1	Level 2	Level 3	Total
Corporate Bonds - Held to Maturity	$—	$518	$—	$518
Fixed Income Funds - Available for Sale	—	734	—	734
Money Market & CD’s	—	4,471	—	4,471
	$—	$5,723	$—	$5,723

December 31, 2024:
Corporate Bonds - Held to Maturity	$—	$2,665	$—	$2,665
Fixed Income Funds - Available for Sale	—	710	—	710
Money Market & CD’s	—	4,328	—	4,328
	$—	$7,703	$—	$7,703

Maturities of corporate bonds are as follows as of September 30, 2025 (in thousands):

	Net Carrying	Fair
	Amount	Value
Due in 1 year or less	$483	$482
Due in 2 to 5 years	-	-
Due in 6 to 10 years	48	36
	$531	$518

The Cooperative’s investments are as follows as of September 30, 2025 and December 31, 2024 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2025:
Corporate Bonds - Held to Maturity	$531	$1	$(14)	$518
Fixed Income Funds - Available for Sale	743	—	(9)	734
Money Market & CD’s	4,471	—	—	4,471
	$5,745	$1	$(23)	$5,723

December 31, 2024:
Corporate Bonds - Held to Maturity	$2,669	$17	$(21)	$2,665
Fixed Income Funds - Available for Sale	746		(36)	710
Money Market & CD’s	4,328	—	—	4,328
	$7,743	$17	$(57)	$7,703

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2025 and December 31, 2024.

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
September 30, 2025:	Fair Value	Losses	Fair Value	Losses
Corporate Bonds - Held to Maturity	$103	$—	$134	$(14)
Fixed Income Funds	—	—	300	(10)
	$103	$—	$434	$(24)

December 31, 2024:
Corporate Bonds - Held to Maturity	$36	$(15)	$95	$(5)
Fixed Income Funds	34	—	676	(36)
	$70	$(15)	$771	$(41)

The Cooperative establishes an allowance for credit losses on debt securities where the fair value is less than the amortized cost basis to the extent the unrealized loss is due to credit losses. The expected credit losses are presented as loss on investments in the accompanying statement of operations. The Cooperative’s process for establishing the allowance for credit losses considers the risk characteristics of the security class. To the extent possible, losses are estimated collectively for classes of securities with similar risk characteristics. For securities that do not share similar risk characteristics with others, the losses are estimated individually. For available-for-sale debt securities, losses are estimated at the individual security level. The Cooperative’s allowance for credit losses are influenced by a variety of factors, including portfolio credit quality and general economic conditions. General economic conditions are forecasted using economic variables which will create volatility as those variables change over time. The Cooperative’s allowance for credit losses on its held to maturity securities and its available for sale securities was not significant as of September 30, 2025 and December 31, 2024. The Cooperative did not recognize any credit losses on its held to maturity securities and available for sale securities for the periods ended September 30, 2025 and December 31, 2024.

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

Identify Contracts with Customers

The Cooperative derives revenue from two sources: operations related to the marketing of members’ corn to Cargill for processing at the ProGold LLC wet-milling facility. To fulfill that requirement, the Cooperative’s members are contractually obligated to annually deliver corn to the Cooperative by either Method A or Method B or a combination of both. Under Method A, a member is required to physically deliver corn to the Cooperative and under Method B a member appoints the Cooperative as its agent to arrange for the acquisition and delivery of corn on the member’s behalf. The Cooperative contractually appoints Cargill as its agent to arrange for the delivery of the corn by its members who elect to deliver corn using Method A and to acquire corn on its behalf for its members who elect to deliver corn using Method B. In exchange for these services, the Cooperative pays an annual fee of $60,000, paid in quarterly installments. 4

Performance Obligations

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

For the nine-month periods ended September 30, 2025 and 2024, the Cooperative recognized corn revenue under ASC 606 of $48.6 million and $47.4 million, respectively. Disaggregated revenue for the nine-month periods ended September 30, 2025 and 2024 is as follows: revenue from Method A deliveries totaled $13.1 million and $13.3 million, respectively; and revenue from Method B deliveries totaled $35.5 million and $34.1 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 21, 2025, the Cooperative made distributions to its members totaling $3,562,810, or $0.23 per outstanding membership unit. On June 25, 2025, the Cooperative made distributions to its members totaling $3,562,810, or $0.23 per outstanding membership unit. At its September meeting, the Cooperative’s Board of Directors authorized a distribution to its members totaling $3,562,810, or $0.23 per outstanding membership unit, which was distributed to the

Cooperative’s members on October 15, 2025.

NOTE 8 – LINE OF CREDIT

The Cooperative has a $2,000,000 line of credit with a variable interest rate based on Prime minus 0.5%, which was 6.75% as of September 30, 2025. This line of credit is set to mature on October 16, 2026. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of September 30, 2025 or December 31, 2024.

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2025 financial statements and concluded that no subsequent events have occurred that would require recognition in the September 30, 2025 financial statements.

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

Overview

Golden Growers Cooperative is a value-added agricultural cooperative association governed under Minnesota Statutes Chapter 308B. The Cooperative is owned by 1,446 members and is in the business of providing value to its members by facilitating their delivery of corn to the corn wet-milling facility owned by ProGold Limited Liability Company (“ProGold LLC”), a Minnesota limited liability company in which the Cooperative and Cargill Incorporated (“Cargill”) each own a 50% membership interest. The Cooperative accomplishes its business on behalf of its members through its contractual relationships with all of the parties involved in the ownership and operation of the facility. Annually, the Cooperative is required to deliver approximately 15,490,480 bushels of corn to Cargill for processing at the ProGold LLC facility.

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

For the three and nine-month periods ended September 30, 2025, the Cooperative sold approximately 3.3 and 11.9 million bushels of corn, respectively, compared to approximately 3.5 and 11.8 million bushels of corn sold during the three and nine-month periods ended September 30, 2024. For the three and nine-month periods ended September 30, 2025, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 0.4 and 3.2 million bushels of corn using Method A and 2.9 and 8.8 million bushels of corn using Method B. In the same respective periods in 2024, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 0.7 and 3.3 million bushels of corn using Method A and 2.8 and 8.5 million bushels of corn using Method B.

For the three and nine-month periods ended September 30, 2025, the Cooperative recognized corn revenue of $12,321,000 and $48,631,000, respectively, compared to $13,446,000 and $47,390,000, during the same respective periods in 2024, a decrease of 8% for the third quarter and an increase of 3% year to date. The decrease in the 3rd quarter is due primarily to a decrease in the price per bushel of corn in 2025 compared to 2024. The increase for year to date is primarily the result of the increased volume of corn delivered year to date in 2025 compared to 2024.

Expenses. The Cooperative recognized corn expense of $12,338,000 and $48,682,000 for the three and nine-month periods ended September 30, 2025, respectively, compared to $13,464,000 and $47,432,000 during the same respective periods in 2024, a decrease of 8% for the third quarter, and an increase of 3% year to date. The decrease in the third quarter is due primarily to a decrease in the price per bushel of corn in 2025 compared to 2024. The increase for year to date is primarily the result of the increased volume of corn sold year to date in 2025 compared to 2024.

The Cooperative recognized expense of $15,000 and $45,000 for the three and nine-month periods ended September 30, 2025, respectively, and during the same respective periods in 2024 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and nine-month periods ended September 30, 2025 of $1,495,000 and $4,845,000, respectively, compared to $1,576,000 and $4,715,000 during the same respective periods in 2024, a decrease of 5% for the third quarter and an increase of 3% year to date. The decrease in the third quarter and the increase year to date are due primarily to timing of ProGold LLC expenses

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and nine-month periods ended September 30, 2025 were $139,000 and $535,000, respectively, compared to $123,000 and $483,000 during the same respective periods in 2024. The increase in administrative expenses for the nine-month period ended September 30, 2025 compared to the nine-month period ended September 30, 2024 is primarily due to increased legal and consulting expenses in 2025 compared to 2024 in connection with preparing for member approval of the Plan of Liquidation and Dissolution of the Cooperative, filing of the Notice of Intent to Dissolve and preparing for the sale of the Cooperative’s 50% interest in ProGold to Cargill following expiration of the Facility Lease pursuant to the terms of the Operating Agreement.

Other Income. Interest and investment income (loss) for the three and nine-month periods ended September 30, 2025 was $67,000 and $233,000, respectively, compared to $126,000 and $343,000 during the same respective periods in 2024. The decrease is primarily due to reduced investment income on corporate bonds.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2025 was $4,222,000 compared to $6,545,000 at September 30, 2024. The decreased working capital at the end of the third quarter of fiscal 2025 as compared to the end of the third quarter of fiscal 2024 was the result of reduced Cooperative investments in corporate bonds. The Cooperative received cash distributions from ProGold LLC totaling $6,176,000 for the nine-month period ended September 30, 2025 compared $5,969,000 for the nine-month period ended September 30, 2024. Increased ProGold LLC distributions are primarily related to ProGold’s reimbursement to Cargill for 2024 infrastructure spending that occurred in January of 2025.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit is scheduled to mature on October 16, 2026. The line of credit is secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of September 30, 2025 or December 31, 2024.

The Cooperative had no long-term debt as of September 30, 2025 or September 30, 2024 and used operating cash flows of $312,000 for the nine-month period ended September 30, 2025 compared to generated operating cash flows of $24,000 for the nine-month period ended September 30, 2024. The decrease in operating cash flows for the nine-month period ended September 30, 2025 compared to the nine-month period ended September 30, 2024 is primarily due to the timing of payments and liabilities in 2025 compared to 2024.

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 13, 2025	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer