Form 10-K
period 2025-12-31
Golden Growers Cooperative
filed 2026-03-18
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

____________________________
Commission File No.: 000-53957
___________________________

GOLDEN GROWERS COOPERATIVE
(Exact name of registrant as specified in its charter)

Minnesota	27-1312571
(State of incorporation)	(I.R.S. Employer Identification Number)
1002 Main Avenue W , Suite 5
West Fargo, ND 58078	701-281-0468
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: Unitss

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

Yes ☐     No ☒

__________________________________

As of March 16, 2026, the registrant had 15,490,480 Units issued and outstanding. There is no established public market for the registrant’s Units. Although there is a limited, private market for the registrant’s Units, the registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the registrant’s Units held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements and information based upon assumptions by Golden Growers Cooperative (“we,” “us,” “our,” and the “Cooperative”), including assumptions about risks and uncertainties faced by the Cooperative. These forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “believes,” “may,” “will,” or the negative of these terms or similar verbs or expressions. Forward-looking statements in this report generally relate to: our expectations regarding our membership in ProGold Limited Liability Company (“ProGold”) and its distributions to the Cooperative, including distributions to members upon the sale of the Cooperative’s 50% interest in ProGold to Cargill Incorporated (“Cargill”); our beliefs regarding the sufficiency of working capital and cash flows; our expectations regarding our continued ability to renew or obtain financing on reasonable terms when necessary; the impact of recently issued accounting pronouncements; our intentions and beliefs relating to our costs and business strategies; our expected operating and financial results; our expectations concerning our contract arrangements with members; our beliefs regarding competitive factors and our competitive strengths; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our beliefs regarding our internal controls over financial reporting; our intentions for paying member distributions; and our expectations regarding dissolution of the Cooperative following the sale of the Cooperative’s 50% interest in ProGold to Cargill. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

This report should be read thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to: (i) the impact of the Cooperative’s joint ownership interest in ProGold following Cargill’s acquisition of a 50% interest in ProGold; (ii) the impact of our membership’s approval of the sale of the Cooperative’s 50% interest in ProGold to Cargill and Plan of Liquidation and Dissolution, approved at the 2025 Annual Member Meeting; (iii) fluctuations in the market price per bushel of corn; (iv) the impact of the war in Ukraine; (v) the effect of inflation as well as general economic conditions and the agricultural cycle on the demand for our members’ corn; (vi) our ability to retain our key employee; (vii) the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and (viii) other factors described in this report and from time to time in our other reports filed with the Securities and Exchange Commission. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Cooperative’s actual results could materially differ from those anticipated by such forward-looking statements. The Cooperative undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments. Readers should not place undue reliance on such forward-looking statements. The Cooperative qualifies all of its forward-looking statements by these cautionary statements.

PART I

Item 1. BUSINESS

General

Golden Growers Cooperative (“we,” “us,” “our,” and the “Cooperative”) is a value-added agricultural cooperative association owned by 1,445 members primarily from Minnesota, North Dakota and South Dakota, all of whom deliver corn to the Cooperative for processing. The Cooperative was originally formed in 1994 as a North Dakota agricultural cooperative with the goal of allowing its members to receive additional value from the corn that they grow through the processing of that corn into value-added products, such as corn sweeteners. The Cooperative accomplished this purpose by forming a joint venture with American Crystal Sugar Company (“American Crystal”) that formed ProGold Limited Liability Company (“ProGold”), a Minnesota limited liability company that designed and constructed a corn wet-milling facility in Wahpeton, North Dakota to process corn into high fructose corn syrup and related co-products. The Cooperative’s membership in ProGold LLC includes a right and obligation for the Cooperative to deliver corn to the ProGold facility for processing. The Cooperative’s members deliver corn to the ProGold facility on the Cooperative’s behalf to meet this delivery obligation.

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

Ownership in ProGold

The Cooperative and Cargill each own a 50% interest in ProGold. Effective March 1, 2022, the Cooperative and Cargill entered into that certain ProGold Limited Liability Company Operating Agreement (together with all amendments thereto, the “Operating Agreement”) in order to set forth the structure, governance and operation of ProGold. The Cooperative is allocated 50% of the profits and losses of ProGold and receives 50% of any cash that is distributed to ProGold’s members.

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

In the event any Cargill Competitor (as defined in the Operating Agreement) acquires an equity interest in the Cooperative, Cargill will have a sixty-day option to purchase all of the membership interest in ProGold held by the Cooperative for a purchase price of $81 million plus 50% of the remaining lease payments due under the Facility Lease (see ProGold Facility Lease below) through the closing date of such sale. Further, if a Triggering Event (as defined in the Operating Agreement) occurs on or before December 31, 2026, the Cooperative and Cargill will expeditiously and in good faith work together to finalize a joint venture agreement for the structure, governance and operation of ProGold according to certain operating principles and other guideline terms. If a joint venture agreement is agreed to, the Cooperative will reimburse Cargill for 50% of the undepreciated capital expense associated with approved projects. If a Triggering Event does not occur on or before December 31, 2026, or if a Triggering Event does occur, but the Cooperative and Cargill are unable to agree on terms for a joint venture agreement within four months of the Triggering Event, then Cargill agrees to purchase the Cooperative’s 50% interest in ProGold for $81 million and half of any remaining lease payments due through December 31, 2026. On December 20, 2024, the Cooperative and Cargill issued a joint press release announcing that, due to the economic environment of the past three years, a long term joint venture agreement would not be possible, and Cargill will purchase the Cooperative’s 50% interest in ProGold within 30 days following expiration of the Facility Lease pursuant to the terms of the Operating Agreement. Please refer to the Current Report on Form 8-K filed by the Cooperative on December 23, 2024 for more information regarding the press release. At the 2025 Annual Member meeting, members approved a Plan of Liquidation and Dissolution of the Cooperative which includes: (i) terms of the sale of the Cooperative’s 50% interest in ProGold pursuant to the terms of the Operating Agreement and distribution of the proceeds of such sale, along with all other assets of the Cooperative, to the members; and (ii) the grant of authority to the Board of Directors to negotiate, execute and file all agreements, documents or instruments necessary to effect such liquidation and dissolution of Golden Growers Cooperative. Please refer to the Current Report on Form 8-K filed by the cooperative on March 26, 2025 for election results of the 2025 Annual Members meeting.

ProGold Facility Lease

On April 4, 2017, ProGold and Cargill entered into a Second Amended and Restated Facility Lease (the “Facility Lease”), which commenced on January 1, 2018 and continued through December 31, 2022. Effective March 1, 2022, ProGold and Cargill entered into that certain First Amendment to Second Amended and Restated Facility Lease, extending the term of the Facility Lease through December 31, 2026. Under the terms of the amended Facility Lease, Cargill paid ProGold an annual lease payment of $15.5 million in 2023 and $16 million in 2024 and 2025, and will continue to pay an annual lease payment of $16 million in 2026.

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

In exchange for the services set forth above with respect to handling our member’s delivery of corn to the wet-milling facility, we paid Cargill an annual fee of $60,000 in 2024 and an annual fee of $60,000 in 2025. This fee was paid in quarterly installments. In addition, we also pay Cargill a per-bushel fee if a Method A member fails to deliver corn. This amount was $400 for members who did not complete deliveries in 2024 and $400 for members who did not complete deliveries in 2025. This amount is in addition to any reimbursement we are required to pay Cargill for a Method A member’s failure to deliver. All of our agreements with Cargill terminate at the expiration of the Facility Lease between Cargill and ProGold.

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

For fiscal year 2025, our members delivered 24% of the bushels of corn by Method A and 76% of the bushels of corn by Method B. For fiscal year 2024, members delivered 27% of the bushels by Method A and 73% of the bushels of corn by Method B. Income and/or losses and any cash distributions being allocated to the Method A pool were 24% in fiscal year 2025 and 27% in fiscal year 2024.

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

Employees

As of December 31, 2025, the Cooperative had 1 full-time employee, Executive Vice President, Scott Stofferahn, who serves in the capacity of chief executive officer and chief financial officer.

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

Cybersecurity governance

The Cooperative’s Board of Directors believes a strong cybersecurity strategy is vital to protect our business operations, sustain our control environment and honor our data protection obligations. The Board has delegated to its Finance & Audit Committee the responsibility for monitoring the effectiveness of the Cooperative’s internal cybersecurity practices. The Executive Vice President manages the Cooperative’s cybersecurity-related risks, communicates with suppliers and other third-party providers regarding cybersecurity threats, incidents, plans and responses, and reports to the Finance & Audit Committee and/or the entire Board regarding such cybersecurity threats, incidents, plans and responses on at least a semi-annual basis, and more often as needed.

During 2025, the Cooperative did not experience any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Cooperative, including its business strategy, results of operations, or financial condition.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for our Units. To maintain our partnership tax status, members may not trade their Units on an established securities market or readily trade Units on a secondary market (or the substantial equivalent thereof). To help ensure that a secondary market does not develop, our Bylaws provide that all transfers are subject to approval by the Board of Directors and a determination that the transfer will not cause us to be deemed a publicly traded partnership. The Board of Directors will not approve transfers unless they fall within “safe harbors” contained in the publicly traded partnership rules under the Code and the related rules and regulations. In accordance with the publicly traded partnership rules, the Cooperative has made arrangements with FNC Ag Stock, LLC to serve as a qualified matching service for our members. Any transfers of Units in violation of the publicly traded partnership rules or without the prior consent of the Board of Directors will be invalid.

There are no outstanding warrants or options to purchase, or securities convertible into, our Units. As of the date hereof, there are 15,490,480 Units that are eligible for sale pursuant to Rule 144. We have not agreed to register any Units under the Securities Act for sale by members.

Holders

As of the date hereof, there are 1,445 holders of the Cooperative’s Units determined by an examination of the Cooperative’s equity records that the Cooperative maintains. Our Units are uncertificated.

Distributions

The Cooperative, to the extent cash is available, generally plans to make distributions to its members. The Cooperative may make cash distributions at such time and in such amounts as determined from time to time by our Board of Directors in its sole discretion; provided that we must annually, on or before March 1 of each year, make a cash distribution to our then current members equal to at least thirty percent (30%) of the income allocated to members for the prior year. Any such cash distributions shall be made in a uniform and equitable basis among the members within a particular allocation pool on the basis of patronage. Such cash distributions will be reduced by any tax withholding payments that are made on the member’s behalf. For the fiscal year ended December 31, 2024, the Cooperative made aggregate cash distributions to members of $7,745,000. For the fiscal year ended December 31, 2025, the Cooperative made aggregate cash distributions to members of $10,688,000. For more information regarding factors considered by the Board of Directors in determining the amount of cash distributions, see the section entitled “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance under Equity Compensation Plans

The Cooperative currently has no equity compensation plan.

Purchases of Equity Securities by Golden Growers Cooperative

None.

Recent Sales of Unregistered Securities

None.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Cooperative’s financial statements, the notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Such statements are based on assumptions by the Cooperative’s management as of the date of this report and are subject to risks and uncertainties, as discussed in the section entitled “Forward Looking Statements.” Readers should not place undue reliance on such forward-looking statements. Management’s discussion focuses on 2025 financial results compared to 2024. For a discussion of 2024 financial results as compared with 2023, please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

The Cooperative sold approximately 15.5 million bushels of corn on behalf of its members in each of fiscal 2024 and 2025. The Cooperative recognized corn revenue of $62,279,000 in fiscal 2025 as compared to $61,998,000 in fiscal 2024, an increase of 0.5% due primarily to an increase in the price of corn sold. The Cooperative recognized corn expense of $62,293,000 in fiscal 2025 and $62,033,000 in fiscal 2024, an increase of 0.4% due primarily to an increase in the price of corn purchased.

In fiscal 2025, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 3,769,000 bushels of corn using Method A and 11,721,000 bushels of corn using Method B. In fiscal 2024, the Cooperative’s members, on the Cooperative’s behalf, delivered to Cargill 4,123,000 bushels of corn using Method A and 11,367,000 bushels of corn using Method B. In fiscal year 2025, the Cooperative recognized incentive fee expense of $188,000 and agency fee income of $234,000 for the period. In fiscal year 2024, the Cooperative recognized incentive fee expense of $206,000 and agency fee income of $231,000. Additionally, the Cooperative paid Cargill $60,000 in each of fiscal 2025 and 2024 for services as our agent in connection with the Cooperative’s corn marketing operation.

The Cooperative derived $6,461,000 of income from ProGold in fiscal year 2025, an increase of $221,000 or 3.5%, as compared to $6,240,000 of income in fiscal 2024. The increase in income received from ProGold was due primarily to an increase in lease revenue in 2025 compared to 2024.

General and Administrative Expenses

The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to our Board of Directors. The general and administrative expenses for fiscal 2025 were $670,000, an increase of $62,000 or 10% as compared to fiscal 2024. The increase was due primarily to increased legal and consulting expense.

Other Income

Other income for the fiscal year ended December 31, 2025, was $282,000 compared to $444,000 for the fiscal year ended December 31, 2024. The decrease was due primarily to decreased investment income.

Liquidity and Capital Resources

The Cooperative’s working capital was $5,924,000 at December 31, 2025 and $8,729,000 at December 31, 2024. The decreased working capital in 2025 as compared to 2024 was primarily a result of increased member distributions in 2025 compared to 2024.

The Cooperative received cash distributions from ProGold totaling $7,924,000 in fiscal 2025 and $7,725,000 in fiscal 2024. Increased ProGold LLC distributions in 2025 are related to increased lease revenue in 2025 compared to 2024. The Cooperative paid cash distributions to its members totaling $10,688,000 in fiscal 2025 and $7,745,000 in fiscal 2024.

In fiscal 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2026. The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank. There was no outstanding balance as of December 31, 2025.

The Cooperative had no long-term debt as of December 31, 2025 and December 31, 2024.

The Cooperative used operating cash flows of $396,000 for the fiscal year ended December 31, 2025 and $396,000 for the fiscal year ended December 31, 2024.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12 months.

At the 2025 Annual Member Meeting, the Cooperative’s members approved a Plan of Liquidation and Dissolution as presented to the members. The Plan of Liquidation and Dissolution requires the Cooperative to fulfill its contractual obligations to Cargill and ProGold through December 31, 2026 and to take all actions necessary to complete the sale of the Cooperative’s 50% membership interest in ProGold to Cargill for $81 million and to otherwise wrap up business. Per the terms of the ProGold Operating Agreement, ProGold and the Cooperative must enter into an agreement for the sale of the Cooperative’s membership interest to Cargill within 30 days following December 31, 2026. Following completion of the membership interest sale transaction, the Plan of Liquidation and Dissolution requires the Cooperative’s Board of Directors to establish a reasonable reserve for the payment of debts and credits, to allocate and distribute the remaining sale transaction proceeds and Cooperative assets to the members in accordance with the Bylaws, to pay all debts and credits, and finally to allocate and distribute the residue of the reserve following the payment of debts and credits.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Cooperative’s financial statements for the fiscal years ended December 31, 2025 and 2024 have been audited to the extent indicated in this report by Haynie and Company, an independent registered public accounting firm. The financial statements have been prepared in accordance with generally accepted accounting principles and are included in Appendix A of this report.

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

Management assessed the effectiveness of the Cooperative’s internal control over financial reporting as of December 31, 2025, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) and concluded that the Cooperative maintained effective internal control over financial reporting as of December 31, 2025 based on these criteria.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

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

The name, age, position, district and term details of each of the directors and the Cooperative’s Named Executive Officer are as follows:

			Director	Term Expires
Name and Position	Age	District	Since
Nicolas Pyle (Chairperson)	46	Central	2023	2026
Blane Benedict (Secretary)	65	North	2022	2027
Richard Bot (Director)	71	South	2017	2026
Mark Harless (Director)	69	At Large	2024	2027
Chris Johnson (Director)	69	Central	2025	2028
Glenn Johnson (Director)	66	At Large	2025	2028
Brady Koehl (2nd Vice Chair)	32	At Large	2022	2026
David Kragnes (1st Vice Chair)	73	North	2023	2028
Larry Vipond (Treasurer)	74	South	2015	2027

Executive Officer
Scott Stofferahn	68		—	—

Below is the biographical information of each director and our Named Executive Officer.

Blane Benedict. Mr. Benedict was elected in March 2022 and has served as Secretary since March of 2025. Mr. Benedict has farmed near Sabin, MN since 1980 . Mr. Benedict also operates a farm business management company. Mr. Benedict attended North Dakota State University and later received a degree in Farm Business Management from Northland Community and Technical College. He is a director and former Chair of Agrasure, a MN farmers-only Workers Compensation Insurance Agency and has served as council chairperson of his church.

Richard Bot. Mr. Bot has been a director since March 2017. Mr. Bot farms in partnership with his brother near Minneota, MN where he raises feed grains and feeder lambs. From 1990 to 1996, Mr. Bot served on the Yellow Medicine Watershed board. Mr. Bot has been a clerk of the Westerheim Township Board since 2002. Mr. Bot is currently a member of the of the Minnesota Rotary Club where he has served as President and as Assistant District Governor. Mr. Bot has a Bachelor of Science degree in Animal Science from South Dakota State University. Mr. Bot is seeking reelection in the Cooperative’s 2026 Annual Election.

Mark L. Harless. Mr. Harless was elected a director in March 2024 after a one-year break in service from the Board. Previously, he served as a director from 2011 through 2023. He previously served as Chairperson from March 2013 to March 2023 and as First Vice Chairperson from March 2013 to March 2015. Mr. Harless has farmed near Moorhead, Minnesota, since 1985. Mr. Harless serves as President of the Lee Bean and Seed, Inc., an edible bean elevator located in Borup, Minnesota, where he has been employed since 1985. Mr. Harless received his Bachelor of Arts degree in Communications from Concordia College.

Chris A Johnson. Mr. Johnson was elected as a director in 2025. Previously, Mr. Johnson served as a director from 2008 through 2020 and again for a one-year term in 2022. During those years, Mr. Johnson served on the Scholarship and Personnel & Compensation committees. Mr. Johnson has farming operations located near Great Bend, North Dakota, and has been farming since 1974. Mr. Johnson is the owner/operator of C and S Farms, Inc. Mr. Johnson served on the Board of Directors for Farmers Elevator Co of Hankinson, Great Bend, and Mantador. Mr. Johnson has an Associated of Science Degree in Agri-Business from NDSCS and a Bachelor of Science Degree in Agricultural Economics from NDSU. Mr Johnson served on the NDSCS Alumni Board for nine years.

Glenn Johnson. Mr. Johnson previously served as a director from 2008 through March of 2020 when he was term limited. He was elected again in March of 2025. Mr. Johnson managed a farming operation in the Mayville, ND area raising sugarbeets, potatoes, wheat, soybeans and corn from 1981 until he retired. Glenn currently assists with his son’s farming operation.

Brady Koehl. Mr. Koehl was elected as a director in March 2022 and serves as Second Vice Chairperson since March of 2025 and Chair of the Finance and Audit Committee as of March 2023. Mr. Koehl is the controller at CR Koehl and Son’s, his family’s farming operation located in Hancock, MN. Mr. Koehl received a Bachelor of Science Degree in Accounting with minors in Ag Business Management and Economics in from Southwest Minnesota State University. Prior to joining CR Koehl, Mr. Koehl was employed as a public accountant with Conway,Deuth & Schmiesing, PLLP. Mr. Koehl is seeking reelection in the Cooperative’s 2026 Annual Election.

David Kragnes. Mr. Kragnes has been a director since March 2023 and serves as First Vice Chairperson since March of 2025. Mr. Kragnes lives near Felton MN where he has farmed from 1972 through 2021. He studied Ag Engineering at NDSU. Mr. Kragnes served as a board member on the Red River and American Sugarbeet Growers Associations, American Crystal Sugar board, where he served as Chairman, United Sugars Corporation, Midwest Agri Commodities, and the CoBank Board, Farm Credit Council Board, and the advisory committee for NDSU’s Quentin Burdick Center for Cooperatives. The National Council of Farmer Cooperatives recognized him as Director of the year in 2007.

Nicolas A. Pyle. Mr. Pyle was elected a director in March 2023 and serves as Chairperson since March of 2025. Previously, he served as a director from 2010 through 2022. He previously served as Secretary from March 2013 to March 2015, as First Vice Chairperson from March 2015 to March 2022, Chaired the Audit Committee from March 2015 to March 2022, and as First Vice Chairman from March of 2023 through March of 2025. He has been farming since 2002 near Casselton, North Dakota. Mr. Pyle serves as a director of McIntyre-Pyle, Inc. Mr. Pyle is President and serves as a director of Unity Seed Company, a member of Global Soy Genetics LLC and Director of McIntyre Farms Partnership. Mr. Pyle holds a Bachelor of Science in Business degree in finance from the University of Minnesota Carlson School of Management. Mr. Pyle is seeking reelection in the Cooperative’s 2026 Annual Election.

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

During fiscal year 2025, the members of the Audit Committee were Brady Koehl, Chair, Richard Bot, Glenn Johnson, David Kragnes, and Nicolas Pyle. The Board of Directors of the Cooperative has determined that Mr. Koehl is an “audit committee financial expert” as defined by the Securities and Exchange Commission. See Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE regarding Mr. Koehl’s independence.

Report of the Audit Committee

The Audit Committee has reviewed and discussed with management and Haynie and Company our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Audit Committee also discussed with Haynie and Company the matters required to be discussed pursuant to PCAOB AS 1301, which includes, among other items, matters related to the conduct of the audit of the Cooperative’s financial statements.

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025 for filing with the Securities and Exchange Commission.

Audit Committee

Brady Koehl, Chair
Richard Bot
Glenn Johnson
David Kragnes
Nicolas Pyle

Code of Ethics

The Cooperative has adopted a Code of Ethical Conduct that applies to its executive officer and directors of the Cooperative. The Cooperative’s Code of Ethical Conduct is posted on its website. The Cooperative intends to include on its website, within the time period required by Form 8-K, any amendment to, or waiver from, a provision of our Code of Ethical Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, that relates to any element of the Code of Ethical Conduct definition enumerated in Item 406(b) of Regulation S-K.

Insider Trading Policy

Within its Code of Ethical Conduct, the Cooperative has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. Pursuant to Section III.F. of the Code of Ethical Conduct, directors, officers and employees are prohibited from trading securities on the basis of confidential information if acquired in the course of Cooperative duties. Actions of a personal financial nature based on insider information are prohibited and this applies to Unit ownership of the Cooperative.

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

Summary Executive Compensation Table

The following table sets forth, for the last two calendar years, the dollar value of all compensation awarded to, earned by or paid to Mr. Stofferahn.

			All Other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($)
Scott Stofferahn, Executive Vice President**	2025	214,026	41,897	255,923
	2024	199,575	40,722	240,297

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

The following table sets forth for the year ending December 31, 2025 the dollar value of all cash and non-cash compensation paid to individuals serving as directors of the Cooperative during fiscal year 2025.

	Earned or
	Paid in
Name	Cash	Total
Blane Benedict	$3,700	$3,700
Richard Bot	$4,200	$4,200
Mark Harless	$3,600	$3,600
Matt Hasbargen *	$1,350	$1,350
Brett Johnson *	$2,125	$2,125
Chris Johnson	$2,250	$2,250
Glenn Johnson	$2,550	$2,550
Brady Koehl	$4,700	$4,700
David Kragnes	$4,400	$4,400
Nicolas A. Pyle	$6,725	$6,725
Larry Vipond	$4,100	$4,100

* Matt Hasbargen and Brett Johnson retired effective after the 2025 Annual Member Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 17, 2026 the number of Units beneficially owned and the percent so owned by (1) each of our directors as of such date, (2) Scott Stofferahn, our Executive Vice President (our Named Executive Officer) and (3) all of our Directors and the Named Executive Officer as a group. The number of Units owned by each person are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The applicable percentage ownership is based on 15,490,480 Units outstanding held by 1,445 members. Each member of the Cooperative is allowed to cast one vote at any meeting of the members, regardless of the number of Units actually held by that member. Some of our directors hold their Units through more than one entity which allows those directors to cast a vote for each one of those members. The address of each director and our Named Executive Officer is 1002 Main Avenue W, Suite 5, West Fargo, ND 58078.

	Amount and Nature of
	Beneficial Ownership
			Number of
	Number of		Membership	Percentage
Name of Beneficial Owner	Units (1)		Votes(2)	of Class
Benedict, Blane	40,000		1	0.26%
Bot, Richard	204,700	(3)	1	1.32%
Mark Harless	58,000		1	0.37%
Johnson, Chris	61,000	(4)	3	0.39%
Johnson, Glenn	95,703		1	0.62%
Koehl, Brady	9,000	(5)	2	0.06%
Kragnes, David	78,500	(6)	1	0.51%
Pyle, Nicolas	60,000	(7)	3	0.39%
Vipond, Larry	21,800		1	0.14%
Stofferahn, Scott	28,160	(8)	—	0.18%

All directors and executive officers as a group (10 people)	656,863			4.24%

_______________________________

(1)	Membership interests are measured Units which equal the holder’s proportionate financial right but not a governance right.
(2)

Voting rights are based on one member one vote. Each person or entity that holds units is a member for voting purposes. Some officers and directors own their units through multiple entities resulting in multiple membership votes.

(3)	Includes 102,350 Units owned directly by Mr. Bot’s Revocable Living Trust and 102,350 Units owned by Mr. Bot’s spouse’s Revocable Living Trust.
(4)	Includes 10,000 Units owned directly, 41,000 Units owned by C & S Farms of which Mr. Johnson is 100% owner, and 10,000 Units owned by Mr. Johnson's spouse
(5)	Includes 4,000 Units held by Mr. Koehl and 5,000 Units owned by FTW LLP of which Mr. Koehl is a 2.3% owner.
(6)	Includes 73,500 Units owned directly and 5,000 Units owned by Mr. Kragnes' spouse.
(7)	Includes 10,000 Units owned directly, 40,000 Units owned by McIntyre Farms of which Mr. Pyle is a 25% owner, and 10,000 Units owned by HarMar LLC of which Mr. Pyle is a 33% owner.
(8)	Includes indirect interest in 28,160 Units owned by Mr. Stofferahn’s spouse.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Haynie and Company for the audits of the Cooperative’s annual financial statements for the years ended December 31, 2025 and 2024 and fees, if any, for other services rendered by Haynie and Company for those periods.

	2025	2024
Audit fees	$59,674	$62,436
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$59,674	$62,436

Audit Fees. The Audit Fees set forth above include the aggregate fees billed by Haynie and Company to the Cooperative for audit services related to the audit of the Cooperative’s annual financial statements and review of the statements included in the Cooperative’s quarterly reports on Form 10-Q for fiscal 2025 and 2024.

Audit-Related Fees. No additional Audit-Related Fees were billed by Haynie and Company to the Cooperative for assurance and related services provided by Haynie and Company related to the performance of the audit or review of the Cooperative’s financial statements for fiscal 2025 and 2024.

Tax Fees. No Tax Fees were billed by Haynie and Company to the Cooperative for professional services rendered by Widmer Roel for tax compliance, tax advice and tax planning for fiscal 2025 and 2024.

All Other Fees. No Other Fees were billed by Haynie and Company to the Cooperative for professional services provided by Haynie and Company to the Cooperative for fiscal 2025 and 2024.

The Cooperative’s Audit Committee pre-approves all professional services provided by Haynie and Company to the Cooperative. The Audit Committee approved all of the services and the fees billed for such services to the Cooperative. The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant. None of the hours expended on the audit of the 2025 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Haynie and Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm.
Balance Sheets as of December 31, 2025 and 2024.
.		Statements of Operations and Comprehensive Income for the Years Ended December 31, 2025 and 2024.
Statements of Changes in Members’ Equity for the Years Ended December 31, 2025 and 2024.
Statements of Cash Flows for the Years Ended December 31, 2025 and 2024.
Notes to the Financial Statements.

	2.	Financial Statement Schedules

Not applicable.

	3.	Exhibits.
Exhibit No.	Exhibit Description

2.1	Articles of Merger of Golden Growers Cooperative and Golden Growers Cooperative is incorporated by reference to Exhibit 2.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

2.2	Certificate of Conversion of Golden Growers Cooperative is incorporated by reference to Exhibit 2.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.1	Amended and Restated Articles of Organization of Golden Growers Cooperative is incorporated by reference to Exhibit 3.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.2	Amended and Restated Bylaws of Golden Growers Cooperative dated September 1, 2009 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.3	Second Amended and Restated Bylaws of Golden Growers Cooperative dated March 28, 2020 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed April 2, 2020.

3.4	Third Amended and Restated Bylaws of Golden Growers Cooperative dated March 24, 2022 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed March 30, 2022.

3.5	Fourth Amended and Restated Bylaws of Golden Growers Cooperative dated March 23, 2023 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed March 29, 2023.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 – filed herewith.

10.1	Form of Uniform Member Agreement is incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.2	Form of Annual Delivery Agreement is incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.3	Second Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.6 from the Cooperative’s Form 10-K filed March 9, 2018.

Exhibit No.	Exhibit Description

10.4	Second Amended and Restated Corn Supply Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.7 from the Cooperative’s Form 10-K filed March 9, 2018.

14.1	Golden Growers Cooperative Code of Ethical Conduct – filed herewith.

24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the period ended December 31, 2025 and December 31, 2024 – filed herewith.

101	The following materials from this report, formatted in iXBRL (Inline Extensible Business Reporting Language) , are filed herewith: (i) Balance Sheets at December 31, 2025 and December 31, 2024; (ii) Statements of Operations for the years ended December 31, 2025 and 2024; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2025 and 2024; (iv) Statement of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2025 and 2024; (v) Statements of Cash Flows for the years ended December 31, 2025 and 2024; and (vi) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2026.

GOLDEN GROWERS COOPERATIVE

By:	/S/ Scott Stofferahn
Scott Stofferahn
Dated: March 17, 2026

Power of Attorney

Each person whose signature appears below appoints Scott Stofferahn as their true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, to perform all acts and execution of all documents which such attorney and agent may deem necessary or desirable to enable Golden Growers Cooperative to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with filing with the Commission the Annual Report on Form 10-K of Golden Growers Cooperative for the fiscal year ended December 31, 2025 and any and all amendments and exhibits thereto, and other documents in connection therewith, including specifically, but without limiting the generality of the foregoing, power and authority to sign the names of the undersigned to the Form 10-K and to any instruments and documents filed as part of or in connection with the Form 10-K or any amendments thereto; and the undersigned hereby ratify and confirm all actions taken and documents signed by said attorney and agent as provided herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of March 17, 2026.

/S/ Nicolas Pyle	/S/ David Kragnes
Nicolas Pyle (Chairperson)	David Kragnes (Vice Chairperson)

/S/ Blane Benedict	/S/ Richard Bot
Blane Benedict (Director, Secretary))	Richard Bot (Director)

/S/ Mark Harless	/S/ Chris Johnson
Mark Hasbargen (Director)	Chris Johnson (Director)

/S/ Glenn Johnson	/S/ Brady Koehl
Glenn Johnson (Director)	Brady Koehl (Director)

/S/ Larry Vipond
Larry Vipond (Director, Treasurer)

/S/ Scott Stofferahn
Scott Stofferahn (principal executive,
financial and accounting officer)

APPENDIX A

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN GROWERS COOPERATIVE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors, and Members of
Golden Growers Cooperative
West Fargo, North Dakota

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Golden Growers Cooperation (the Company) as of December 31, 2025, and 2024, and the related statements of operations, comprehensive income, changes in members’ equity, and cash flows for each of the years then ended December 31, 2025, and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the years ended December 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

We draw attention to Note 8 to the financial statements, which describe the ProGold Limited Liability Company Operating Agreement with Cargill that contains an option for Cargill to acquire Golden Growers Cooperative’s interest in ProGold, LLC., at the end of the Facility Lease between ProGold and Cargill, which expires December 31, 2026, under specified conditions. Cargill has determined to acquire Golden Growers Cooperative’s interest in ProGold, LLC., with such transaction to be effective within thirty (30) days of the expiration of the Facility Lease. Our opinion is not modified in respect to this matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there is no critical audit matters found as of December 31, 2025.

/s/ Haynie & Company

Salt Lake City, Utah
March 17, 2026
PCAOB #457

We have served as the Cooperative’s auditor since 2024.

GOLDEN GROWERS COOPERATIVE

BALANCE SHEETS
DECEMBER 31, 2025 AND 2024

(Dollars In Thousands)

	December 31,

ASSETS	2025	2024
Current Assets:
Cash and cash equivalents	$1,197	$1,307
Short-term investments	4,638	7,328
Other current assets	277	298
Total current assets	6,112	8,933

Long-term investments	47	379
Investment in ProGold LLC	14,124	15,588

Total assets	$20,283	$24,900

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable	$—	$—
Accrued liabilities	188	204
Total current liabilities	188	204

Commitments and contingencies (Note 8)

Members' equity:
Members’ equity Membership units, authorized 60,000,000 units, issued and outstanding 15,490,480 as of December 31, 2025 and December 31, 2024	20,103	24,732
Accumulated other comprehensive loss	(8)	(36)
Total members’ equity	20,095	24,696

Total liabilities and members’ equity	$20,283	$24,900

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Dollars In Thousands)

	December 31,	December 31,
	2025	2024
OPERATIONS
Corn revenue	$62,279	$61,998
Corn expense	(62,293)	(62,033)
Net income from ProGold LLC	6,461	6,240
General & administrative expenses	(670)	(608)

Income from operations	5,777	5,597

Other income	282	444

Net income	$6,059	$6,041

Weighted average shares/units outstanding	15,490,480	15,490,480

Earnings per share/membership unit
Basic and fully diluted	$0.39	$0.39

(Dollars In Thousands)

	December 31,	December 31,
	2025	2024
COMPREHENSIVE INCOME
Net income	$6,059	$6,041
Unrealized gain (loss) on investments	28	(3)

Comprehensive income	$6,087	$6,038

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Dollars In Thousands)

Total
Members’
Equity
BALANCE December 31, 2023	$26,403
Net income	6,041
Member distributions	(7,745)
Unrealized loss on investments	(3)

BALANCE December 31, 2024	$24,696
Net income	6,059
Member distributions	(10,688)
Unrealized loss on investments	28

BALANCE December 31, 2025	$20,095

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Dollars In Thousands)

	December 31,	December 31,
	2025	2024
Cash flows from operating activities
Net income	$6,059	$6,041
Net (income) from ProGold LLC	(6,461)	(6,240)
Realized (gain) loss - investments	—	—
Changes in assets and liabilities
Other current assets	22	20
Accrued liabilities and payables	(16)	(217)
Net cash used in operating activities	(396)	(396)

Cash flows from investing activities
(Purchase) of investments	(6,544)	(8,802)
Proceeds from investments	9,594	8,428
Distribution received from ProGold LLC	7,924	7,725

Net cash provided by investing activities	10,974	7,351

Cash flows from financing activities
Member distributions paid	(10,688)	(7,745)
Net cash used in financing activities	(10,688)	(7,745)

Increase (decrease) in cash and cash equivalents	(110)	(790)

Cash and cash equivalents, beginning of year	1,307	2,097

Cash and cash equivalents, end of year	$1,197	$1,307

Supplemental schedule of non-cash financing and investing activity

Unrealized gain (loss) on investments	$28	$(3)

See accompanying Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 and 2024

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
DECEMBER 31, 2025 and 2024

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies:

Receivables - The Cooperative charges members an agency fee in connection with corn procurement services provided to the members. The Cooperative has tracked historical loss information for its member receivables and has compiled historical credit loss percentages for different aging categories. The Cooperative’s member receivables are included in Other Current Assets in the accompanying balance sheets and totaled $231,000 as of December 31, 2025 and $224,000 as of December 31, 2024.

The Cooperative believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for member receivables held at December 31, 2025 and 2024 because the composition of the member receivables at those dates are consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its members and its lending practices have not changed significantly over time). Additionally, the Cooperative has determined that the current and reasonable and supportable forecasted economic conditions are consistent with the economic conditions included in the historical information. As a result, the historical loss rates have not been adjusted for differences in current conditions or forecasted changes. Accordingly, there was no allowance for credit losses at December 31, 2025 and 2024.

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

The Cooperative establishes an allowance for credit losses on debt securities where the fair value is less than the amortized cost basis to the extent the unrealized loss is due to credit losses. The expected credit losses are presented as loss on investments in the accompanying statement of operations. The Cooperative’s process for establishing the allowance for credit losses considers the risk characteristics of the security class. To the extent possible, losses are estimated collectively for classes of securities with similar risk characteristics. For securities that do not share similar risk characteristics with others, the losses are estimated individually. For available-for-sale debt securities, losses are estimated at the individual security level. The Cooperative’s allowance for credit losses are influenced by a variety of factors, including portfolio credit quality and general economic conditions. General economic conditions are forecasted using economic variables which will create volatility as those variables change over time. The Cooperative’s allowance for credit losses on it’s held to maturity securities and its available for sale securities was not significant as of December 31, 2025 and 2024. The Cooperative did not recognize any credit losses on it’s held to maturity securities and available for sale securities for the years ended December 31, 2025 and 2024.

Cash and Cash Equivalents — The Cooperative considers all demand accounts and overnight sweep accounts to be cash equivalents. Cash equivalents do not include money market accounts maintained by the Cooperative’s investment managers. Cash equivalents do not include any investment with a stated maturity date, regardless of the term to maturity.

Income Taxes –Golden Growers Cooperative is taxed as a limited liability company under Subchapter K of the Internal Revenue Code. As such, the Cooperative is generally not subject to income taxes. Instead, net income is reported by its members who will be responsible for any income taxes which may be due. The Cooperative’s net financial basis in its assets and liabilities exceeded its tax basis by approximately $4.5 million and $5.3 million as of December 31, 2025 and 2024, respectively.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 and 2024

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

In fiscal year 2025, the Cooperative paid members who deliver corn under Method A an incentive payment of $.05 per bushel while members who elect Method B to deliver corn pay the Cooperative a $.02 per bushel fee for the cost of having the Cooperative deliver corn on their behalf. For fiscal year 2026, the Cooperative will pay a $.05 per bushel Method A incentive payment and assess a $.02 Method B fee. The board has the discretion to change the incentive fees based on the Cooperative’s corn delivery needs. The delivery fees are a component of Corn Expense.

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

Concentrations - Several times during the year, the Cooperative maintained a cash balance in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits. At December 31, 2025, the Cooperative’s cash balance exceeded the FDIC insurance limits by approximately $1.0 million.

Fair Value Measurements - The Cooperative has determined the fair value of certain assets and liabilities in accordance with the provisions of Accounting Standards Codification (“ASC”) 820-10, which provides a framework for measuring fair value under generally accepted accounting principles.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 and 2024

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

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 and 2024

NOTE 4 — PROGOLD LIMITED LIABILITY COMPANY

For 2024 and 2025 the Cooperative had a 50% ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC:

	December 31,
(In Thousands)	2025	2024

Current assets	$255	$293
Long-term assets	28,042	30,969
Total assets	$28,297	$31,262

Current liabilities	$49	$88
Long-term liabilities	—	—
Total liabilities	49	88

Members’ equity	28,248	31,174

Total liabilities and members’ equity	$28,297	$31,262

Rent revenue on operating lease	$16,230	$15,825
Expenses	3,308	3,345

Net income	$12,922	$12,480

NOTE 5 — INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands).

December 31, 2025:	Level 1	Level 2	Level 3	Total
Corporate bonds - held to maturity	$—	$366	$—	$366
Fixed income funds	—	737	—	737
Money market & CD’s	—	3,570	—	3,570
	$—	$4,673	$—	$4,673

December 31, 2024:
Corporate bonds - held to maturity	$—	$2,665	$—	$2,665
Fixed income funds	—	710	—	710
Money market & CD’s	—	4,328	—	4,328
	$—	$7,703	$—	$7,703

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 and 2024

The Cooperative’s investments are as follows as of December 31, 2025 and 2024 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2025:
Corporate bonds - held to maturity	$378	$1	$(13)	$366
Fixed income funds	745		(8)	737
Money market & CD’s	3,570	—	—	3,570
	$4,693	$1	$(21)	$4,673

December 31, 2024:
Corporate bonds - held to maturity	$2,669	$17	$(21)	$2,665
Fixed income funds	746		(36)	710
Money market & CD’s	4,328	—	—	4,328
	$7,743	$17	$(57)	$7,703

Corporate bond maturities are as follows as of December 31, 2025 (in thousands):

	Net
	Carrying
	Amount	Fair Value
Due in 1 year or less	$331	$331
Due in 2 to 5 years	—	—
Due in 6 to 10 years	47	35
	$378	$366

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024:

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
December 31, 2025:	Fair Value	Losses	Fair Value	Losses
Corporate bonds - held to maturity	$—	$—	$134	$(13)
Fixed income funds	466	(1)	194	(7)
	$466	$(1)	$328	$(20)

December 31, 2024:
Corporate bonds - held to maturity	$36	$(16)	$95	$(5)
Fixed income funds	34	—	676	(36)
	$70	$(16)	$771	$(41)

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 and 2024

The Cooperative has determined that the unrealized losses are deemed to be temporary impairments as of December 31, 2025 and 2024. The Cooperative believes that the unrealized losses generally are caused by interest rate increases and increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

NOTE 6 — INCOME TAXES

The Cooperative follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes.

The Cooperative had no unrecognized tax benefits on December 31, 2025 and 2024. No interest or penalties are recognized in the statements of operations or in the balance sheets.

The Cooperative recognized no income tax expense for the years ended December 31, 2025 and 2024.

NOTE 7 — EMPLOYEE BENEFIT PLANS

Pension Plan — In December 2012, the Cooperative approved a change to freeze the Cooperative’s defined benefit pension plan as of January 1, 2013. As a result, no additional benefits accrued to participants in the plan. During the years ended December 31, 2025 and 2024, there were no pension expenses.

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

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements. The Cooperative’s contributions to the plan totaled $8,640 and $7,983 for the years ended December 31, 2025 and 2024, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Cooperative contracted with Cargill, Incorporated in connection with the procurement of corn which includes payments of $60,000 in 2025. The contract continues through 2026.

On March 1, 2022, the Cooperative and Cargill entered into that certain ProGold Limited Liability Company Operating Agreement (the “Operating Agreement”). The Operating Agreement defined a triggering event, whereby the Cooperative and Cargill would work together to finalize a long-term joint venture agreement for the structure, governance and operation of ProGold according to certain operating principles and other guideline terms. In December of 2024, the Cooperative and Cargill determined that a long-term joint venture would not be possible and that Cargill will purchase the Cooperative’s 50% interest in ProGold for $81 million within 30 days following expiration of the Facility Lease pursuant to the terms of the Operating Agreement.

At the 2025 Annual Member Meeting, the Cooperative’s members approved a Plan of Liquidation and Dissolution of the Cooperative providing (i) for approval of the sale of the Cooperative’s 50% interest in ProGold pursuant to the terms of the Operating Agreement and distribution of the proceeds of such sale, along with all other assets of the Cooperative, to the members; and (ii) granting the Board of Directors authority to negotiate, execute and file all agreements, documents or instruments necessary to effect such liquidation and dissolution of Golden Growers Cooperative.

GOLDEN GROWERS COOPERATIVE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 and 2024

NOTE 9 – LINE OF CREDIT

The Cooperative established a $2,000,000 line of credit with a variable interest rate based on the prime rate that terminates on October 16, 2026. The line of credit is secured by the Investment Management Agency account for Golden Growers maintained by Bell Bank. There is no outstanding balance as of December 31, 2025 and 2024.

NOTE 10 - SUBSEQUENT EVENTS

In February of 2026, the Cooperative declared a distribution of $3,562,810, or $0.23 per outstanding membership unit.

Management evaluated all other activity of the Cooperative through March 17, 2026, the date to which the financial statements were available to be issued, and concluded that, other than the matters described above, no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.