Form 10-K/A
period 2025-12-31
Golden Growers Cooperative
filed 2026-04-01
CIK 1489874

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

Golden Growers Cooperative (the “Cooperative”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) which supersedes and replaces in its entirety the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was originally filed with the Securities and Exchange Commission on March 18, 2026 (the “Original Filing”).

The sole purpose of this Amended 10-K is to provide the required Inline XBRL tagging, which was inadvertently omitted from the Original Filing, and to correct an inadvertent error in the Signatures for director Mark Harless. No other changes to the Original Filing have been made.

This Amended 10-K does not reflect events occurring after the Original Filing except as noted above. This Amended 10-K continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm.
Balance Sheets as of December 31, 2025 and 2024.
.		Statements of Operations and Comprehensive Income for the Years Ended December 31, 2025 and 2024.
Statements of Changes in Members’ Equity for the Years Ended December 31, 2025 and 2024.
Statements of Cash Flows for the Years Ended December 31, 2025 and 2024.
Notes to the Financial Statements.

	2.	Financial Statement Schedules

Not applicable.

	3.	Exhibits.
Exhibit No.	Exhibit Description

2.1	Articles of Merger of Golden Growers Cooperative and Golden Growers Cooperative is incorporated by reference to Exhibit 2.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

2.2	Certificate of Conversion of Golden Growers Cooperative is incorporated by reference to Exhibit 2.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.1	Amended and Restated Articles of Organization of Golden Growers Cooperative is incorporated by reference to Exhibit 3.1 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.2	Amended and Restated Bylaws of Golden Growers Cooperative dated September 1, 2009 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

3.3	Second Amended and Restated Bylaws of Golden Growers Cooperative dated March 28, 2020 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed April 2, 2020.

3.4	Third Amended and Restated Bylaws of Golden Growers Cooperative dated March 24, 2022 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed March 30, 2022.

3.5	Fourth Amended and Restated Bylaws of Golden Growers Cooperative dated March 23, 2023 is incorporated by reference to Exhibit 3.2 from the Cooperative’s Form 8-K filed March 29, 2023.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 – filed herewith.

10.1	Form of Uniform Member Agreement is incorporated by reference to Exhibit 10.2 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.2	Form of Annual Delivery Agreement is incorporated by reference to Exhibit 10.3 from the Cooperative’s Registration Statement on Form 10 filed April 30, 2010.

10.3	Second Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.6 from the Cooperative’s Form 10-K filed March 9, 2018.

Exhibit No.	Exhibit Description
10.3

Second Amended and Restated Grain Services Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.6 from the Cooperative’s Form 10-K filed March 9, 2018.

10.4	Second Amended and Restated Corn Supply Agreement between Golden Growers Cooperative and Cargill, Incorporated dated July 1, 2017 is incorporated by reference to Exhibit 10.7 from the Cooperative’s Form 10-K filed March 9, 2018.

14.1	Golden Growers Cooperative Code of Ethical Conduct – filed herewith.

24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 17 CFR 13a-14(a) – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.

99.1	Audited Financial Statements of ProGold Limited Liability Company for the period ended December 31, 2025 and December 31, 2024 – filed herewith.

101.INS	XBRL Instance Document – filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document – filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document – filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document – filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document – filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document – filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline document and included in Exhibit 101)

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GROWERS COOPERATIVE

By:	/S/ Scott Stofferahn
Scott Stofferahn
Dated: March 31, 2026

Power of Attorney

Each person whose signature appears below appoints Scott Stofferahn as their true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, to perform all acts and execution of all documents which such attorney and agent may deem necessary or desirable to enable Golden Growers Cooperative to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with filing with the Commission the Annual Report on Form 10-K/A of Golden Growers Cooperative for the fiscal year ended December 31, 2025 and any and all amendments and exhibits thereto, and other documents in connection therewith, including specifically, but without limiting the generality of the foregoing, power and authority to sign the names of the undersigned to the Form 10-K/A and to any instruments and documents filed as part of or in connection with the Form10-K/A or any amendments thereto; and the undersigned hereby ratify and confirm all actions taken and documents signed by said attorney and agent as provided herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of March 31, 2026.

*	*
Nicolas Pyle (Chairperson)	David Kragnes (Vice Chairperson)

*	*
Blane Benedict (Director, Secretary)	Richard Bot (Director)

/S/ Mark Harless	*
Mark Harless (Director)	Chris Johnson (Director)

*	*
Glenn Johnson (Director)	Brady Koehl (Director)

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