Form 10-Q
period 2026-09-30
Golden Growers Cooperative
filed 2026-11-09
CIK 1489874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026
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

As of November 6, 2026 the Cooperative had 15,490,480 Units issued and outstanding.

GOLDEN GROWERS COOPERATIVE

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED BALANCE SHEETS
(In Thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,963	$1,197
Short-term investments	2,347	4,638
Other current assets	38	277
Total current assets	4,348	6,112

Long-term investments	-	47
Investment in ProGold LLC	12,834	14,124

Total assets	$17,182	$20,283

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$3,575	$188
Total current liabilities	3,575	188

Members' equity:
Members’ equity	13,622	20,103
Membership units, authorized 60,000,000 units, issued and outstanding 15,490,480 as of September 30, 2026 and December 31, 2025
Accumulated other comprehensive loss	(15)	(8)
Total members’ equity	13,607	20,095

Total liabilities and members’ equity	$17,182	$20,283

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Other Than Share and Per-Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
OPERATIONS
Corn revenue	$15,366	$12,321	$48,131	$48,631
Corn expense	(15,380)	(12,338)	(48,177)	(48,682)
Net income from ProGold LLC	1,443	1,495	4,674	4,845
General & administrative expenses	(135)	(139)	(511)	(535)

Net income from operations	1,294	1,339	4,117	4,259

Other income	15	67	90	233

Net income before income tax	$1,309	$1,406	$4,207	$4,492

Net income	$1,309	$1,406	$4,207	$4,492

Weighted average shares/units outstanding	15,490,480	15,490,480	15,490,480	15,490,480

Earnings per share/membership unit
Basic and fully diluted	$0.08	$0.09	$0.27	$0.29

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
COMPREHENSIVE INCOME
Net income	$1,309	$1,406	$4,207	$4,492
Unrealized gain (loss) on investments, net	(5)	8	(7)	27
Comprehensive income	$1,304	$1,414	$4,200	$4,519

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In Thousands)
(Unaudited)

Total
Members'
Equity

BALANCE December 31, 2024	$24,696
Net income	1,595
Unrealized gain on investments	18
Distributions to members	(3,563)
BALANCE March 31, 2025	$22,746
Net income	1,491
Unrealized gain on investments	1
Distributions to members	(3,563)
BALANCE June 30, 2025	$20,675
Net income	1,406
Unrealized gain on investments	8
Distributions to members	(3,562)
BALANCE September 30, 2025	$18,527

BALANCE December 31, 2025	$20,095
Net Income	1,422
Unrealized Loss on investments	(1)
Distributions to Members	(3,563)
BALANCE March 31, 2026	$17,953
Net Income	1,476
Unrealized loss on investments	(1)
Distributions to Members	(3,563)
BALANCE June 30, 2026	$15,865
Net income	1,309
Unrealized loss on investments	(5)
Distributions to members	(3,562)
BALANCE September 30, 2026	$13,607

See Notes to Condensed Financial Statements

     GOLDEN GROWERS COOPERATIVE
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025

Cash flows from operating activities
Net income	$4,207	$4,492
Net (income) from ProGold LLC	(4,674)	(4,845)
Changes in assets and liabilities
Other current assets	239	235
Accrued liabilities and payables	(175)	(194)
Net cash provided by (used in) operating activities	(403)	(312)

Cash flows from investing activities
(Purchase) sale of investments	(1,261)	(2,849)
Proceeds from investments	3,592	4,847
Distribution received from ProGold LLC	5,964	6,176

Net Cash Provided by Investing Activities	8,295	8,174

Cash flows from financing activities
Member distributions paid	(7,126)	(7,126)
Net cash used in Financing Activities	(7,126)	(7,126)

Increase in cash and cash equivalents	766	736

Cash and cash equivalents, beginning of period	1,197	1,307

Cash and cash equivalents, end of period	$1,963	$2,043

Non-cash financing activities
Accrued distributions payable to members	$3,562	$3,562
Unrealized gain (loss) on investments	(7)	27
Total non-cash financing activities	$3,555	$3,589

See Notes to Condensed Financial Statements

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

NOTE 1 – BASIS OF PRESENTATION

The condensed financial statements of Golden Growers Cooperative (the “Cooperative”) for the three and nine month periods ended September 30, 2026 and 2025 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, contained in the Cooperative’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2026.

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

NOTE 3 – PROGOLD LIMITED LIABILITY COMPANY

The Cooperative and Cargill each hold a 50% interest in ProGold LLC. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q for more information regarding the Cooperative’s ownership interest in ProGold LLC. Following is summary financial information for ProGold LLC, which was derived from the September 30th unaudited and December 31st audited financial statements of ProGold LLC:

	September 30,		December 31,
(In Thousands)	2026	2025	2025
Current assets	$213	$214	$255
Long-term assets	25,952	28,774	28,042
Total assets	$26,165	$28,988	$28,297
Current liabilities	$497	$474	$49
Total liabilities	$497	$474	$49
Members’ equity	25,668	28,514	28,248
Total liabilities and members’ equity	$26,165	$28,988	$28,297
Rent revenue on operating lease	$11,858	$11,858	$16,230
Expenses	2,511	2,167	3,308
Net income	$9,347	$9,691	$12,922

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

NOTE 4 – INVESTMENTS

The Cooperative has determined fair value of its investments based on Level 2 inputs (in thousands):

September 30, 2026:	Level 1	Level 2	Level 3	Total
Fixed income funds - available for sale	—	736	—	736
Money market & CD’s	—	1,611	—	1,611
	$—	$2,347	$—	$2,347

December 31, 2025:
Corporate bonds - held to maturity	$—	$366	$—	$366
Fixed income funds - available for sale	—	737	—	737
Money market & CD’s	—	3,570	—	3,570
	$—	$4,673	$—	$4,673

The Cooperative’s investments are as follows as of September 30, 2026 and December 31, 2025 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2026:
Fixed income funds - available for sale	751	—	(15)	736
Money market & CD’s	1,611	—	—	1,611
	$2,362	$—	$(15)	$2,347

December 31, 2025:
Corporate bonds - held to maturity	$378	$1	$(13)	$366
Fixed income funds - available for sale	745	—	(8)	737
Money market & CD’s	3,570	—	—	3,570
	$4,693	$1	$(21)	$4,673

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

The following table shows the gross unrealized losses and fair value of the Cooperative’s securities with unrealized losses that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2026 and December 31, 2025.

	Less than 12 Months		More than 12 Months
		Unrealized		Unrealized
September 30, 2026:	Fair Value	Losses	Fair Value	Losses
Fixed Income Funds	369	(1)	368	(14)
	$369	$(1)	$368	$(14)

December 31, 2025:
Corporate Bonds - Held to Maturity	$—	$—	$134	$(13)
Fixed Income Funds	466	(1)	194	(7)
	$466	$(1)	$328	$(20)

The Cooperative establishes an allowance for credit losses on debt securities where the fair value is less than the amortized cost basis to the extent the unrealized loss is due to credit losses. The expected credit losses are presented as loss on investments in the accompanying statement of operations. The Cooperative’s process for establishing the allowance for credit losses considers the risk characteristics of the security class. To the extent possible, losses are estimated collectively for classes of securities with similar risk characteristics. For securities that do not share similar risk characteristics with others, the losses are estimated individually. For available-for-sale debt securities, losses are estimated at the individual security level. The Cooperative’s allowance for credit losses are influenced by a variety of factors, including portfolio credit quality and general economic conditions. General economic conditions are forecasted using economic variables which will create volatility as those variables change over time. The Cooperative’s allowance for credit losses on its held to maturity securities and its available for sale securities was not significant as of September 30, 2026 and December 31, 2025. The Cooperative did not recognize any credit losses on its held to maturity securities and available for sale securities for the periods ended September 30, 2026 and December 31, 2025.

NOTE 5 –EMPLOYEE BENEFIT PLANS

401(k) Plan — The Cooperative has a 401(k) plan that covers employees that meet eligibility requirements.

NOTE 6 –REVENUE RECOGNITION

The Cooperative derives revenue from two sources: operations related to the marketing of members’ corn and income derived from the Cooperative’s membership interest in ProGold LLC. The Cooperative recognizes revenue from its corn marketing operations equal to the value of the corn that is delivered to Cargill and certain purchased corn and agency fees paid by members.

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

For the nine-month periods ended September 30, 2026 and 2025, the Cooperative recognized corn revenue under ASC 606 of $48.1 million and $48.6 million, respectively. Disaggregated revenue for the nine-month periods ended September 30, 2026 and 2025 is as follows: revenue from Method A deliveries totaled $12.6 million and $13.1 million, respectively; and revenue from Method B deliveries totaled $35.5 million and $35.5 million, respectively.

NOTE 7 – DISTRIBUTIONS TO MEMBERS

On February 20, 2026, the Cooperative made distributions to its members totaling $3,562,810, or $0.23 per outstanding membership unit. On June 23, 2026, the Cooperative made distributions to its members totaling $3,562,810, or $0.23 per outstanding membership unit. At its September meeting, the Cooperative’s Board of Directors authorized a distribution to its members totaling $3,562,810, or $0.23 per outstanding membership unit, which was distributed to the Cooperative’s members on October 13, 2026.

NOTE 8 – LINE OF CREDIT

The Cooperative had a $2,000,000 line of credit which matured on October 16, 2026. The line of credit was not renewed. There was no outstanding balance as of September 30, 2026 or December 31, 2025.

GOLDEN GROWERS COOPERATIVE
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

NOTE 10 – SUBSEQUENT EVENTS

The Cooperative has evaluated events through the date the financial statements were issued for potential recognition or disclosure in the September 30, 2026 financial statements and concluded that no subsequent events have occurred that would require recognition in the September 30, 2026 financial statements.

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

GOLDEN GROWERS COOPERATIVE
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

GOLDEN GROWERS COOPERATIVE
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

For the three and nine-month periods ended September 30, 2026, the Cooperative sold approximately 3.6 and 11.9 million bushels of corn, respectively, compared to approximately 3.3 and 11.9 million bushels of corn sold during the three and nine-month periods ended September 30, 2025. For the three and nine-month periods ended September 30, 2026, the members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility approximately 0.7 and 2.9 million bushels of corn using Method A and 3.2 and 8.8 million bushels of corn using Method B. In the same respective periods in 2025, its members, on the Cooperative’s behalf, delivered to Cargill for processing at the facility 0.4 and 3.2 million bushels of corn using Method A and 2.9 and 8.8 million bushels of corn using Method B.

GOLDEN GROWERS COOPERATIVE
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

For the three and nine-month periods ended September 30, 2026, the Cooperative recognized corn revenue of $15,366,000 and $48,131,000, respectively, compared to $12,321,000 and $48,631,000, during the same respective periods in 2025, an increase of 25% for the third quarter and a decrease of 1% year to date. The increase in the 3rd quarter is due primarily to an increase in the price per bushel of corn in the third quarter of 2026 compared to third quarter of 2025. The slight decrease for year to date is primarily the result of a decrease in the average price of corn delivered year to date in 2026 compared to 2025.

Expenses. The Cooperative recognized corn expense of $15,380,000 and $48,177,000 for the three and nine-month periods ended September 30, 2026, respectively, compared to $12,338,000 and $48,682,000 during the same respective periods in 2025, an increase of 25% for the third quarter, and a decrease of 1% year to date. The increase in the third quarter is due primarily to an increase in the price per bushel of corn in the third quarter of 2026 compared to the third quarter of 2025. The slight decrease for year to date is primarily the result of a decrease in the average price of corn sold year to date in 2026 compared to 2025.

The Cooperative recognized expense of $15,000 and $45,000 for the three and nine-month periods ended September 30, 2026, respectively, and during the same respective periods in 2025 in connection with costs incurred to Cargill related to the Cooperative’s corn marketing operation.

Income from ProGold LLC. The Cooperative derived income from ProGold LLC for the three and nine-month periods ended September 30, 2026 of $1,443,000 and $4,674,000, respectively, compared to $1,495,000 and $4,845,000 during the same respective periods in 2025, a decrease of 3% for the third quarter and a decrease of 4% year to date. The decrease in ProGold income is due primarily to timing of ProGold LLC expenses.

General and Administrative Expenses. The Cooperative’s general and administrative expenses include salaries and benefits, professional fees and fees paid to its Board of Directors. The general and administrative expenses for the three and nine-month periods ended September 30, 2026 were $135,000 and $511,000, respectively, compared to $139,000 and $535,000 during the same respective periods in 2025. The decrease in administrative expenses for the nine-month period ended September 30, 2026 compared to the nine-month period ended September 30, 2025 is primarily due to decreased legal and consulting expenses in 2026 compared to 2025.

Other Income. Interest and investment income (loss) for the three and nine-month periods ended September 30, 2026 was $15,000 and $90,000, respectively, compared to $67,000 and $233,000 during the same respective periods in 2025. The decrease is primarily due to reduced investments in corporate bonds, money market accounts, and CDs.

Liquidity and Capital Resources

The Cooperative’s working capital at September 30, 2026 was $773,000 compared to $4,222,000 at September 30, 2025. The decreased working capital at the end of the third quarter of fiscal 2026 as compared to the end of the third quarter of fiscal 2025 was the result of reduced Cooperative investments in corporate bonds, money market accounts, and CDs. The Cooperative received cash distributions from ProGold LLC totaling $5,964,000 for the nine-month period ended September 30, 2026 compared $6,176,000 for the nine-month period ended September 30, 2025. Decreased ProGold LLC distributions are primarily related to increased expenses in 2026 compared to 2025.

In fiscal year 2018, the Cooperative invested a portion of its cash reserves in bonds. To ensure that the Cooperative would have access to cash if needed before the maturity of the bonds, the Cooperative also established a $2,000,000 line of credit at a variable interest rate based on the prime rate. The line of credit matured on October 16, 2026 and was not renewed. The line of credit was secured by the investment management agency account for the Cooperative maintained by Bell Bank. There was no outstanding balance as of September 30, 2026 or December 31, 2025.

The Cooperative had no long-term debt as of September 30, 2026 or September 30, 2025 and used operating cash flows of $403,000 for the nine-month period ended September 30, 2026 compared to used operating cash flows of $312,000 for the nine-month period ended September 30, 2025. The increased use in operating cash flows for the nine-month period ended September 30, 2026 compared to the nine-month period ended September 30, 2025 is primarily due to the timing of payments and liabilities in 2026 compared to 2025.

Management believes that non-cash working capital levels, together with the Cooperative’s cash and cash equivalents, are appropriate given the Cooperative's planned dissolution in 2027. As the Cooperative winds down its operations in accordance with the Plan of Liquidation and Dissolution of the Cooperative previously approved by the members, management expects non-cash working capital to decline. Accounts receivable and other current assets are expected to be realized, and accounts payable, accrued liabilities and other obligations are expected to be settled in accordance with the Plan. Management expects that the Cooperative’s cash and cash equivalents together with the proceeds from realizing its remaining assets, will be sufficient to fund its operations through the dissolution date, including at least the next twelve months.

GOLDEN GROWERS COOPERATIVE
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

Item 4. Controls and Procedures

The Cooperative’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Cooperative’s disclosure controls and procedures (as defined in Rules 240.13a -15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2025. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Cooperative’s current disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information relating to the Cooperative required to be disclosed in the reports the Cooperative files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Cooperative’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

During the nine months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

GOLDEN GROWERS COOPERATIVE
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

GOLDEN GROWERS COOPERATIVE
(Registrant)

Date: November 9, 2026	/s/ Scott Stofferahn
Scott Stofferahn
Executive Vice President,
Chief Financial Officer
Duly Authorized Officer